Form 10QSB
period 2000-08-11
DUTCHFORK BANCSHARES INC
filed 2000-08-11
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

 X	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

__	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ___________

Commission File No. 0-30483

DUTCHFORK BANCSHARES, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware			             57-1094236
(State of Incorporation)		I.R.S. Employer Identification No.

1735 Wilson Road, Newberry, South Carolina 29108
(Address of Principal Executive Offices)

(803) 321-3200
(Issuer's Telephone Number, Including Area Core)
_______________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,560,550 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 2000.

Traditional Small Business Disclosure Format (check one): Yes ___ No _ X _

PART I - FINANCIAL INFORMATION


Item  1:  Financial Statements

Consolidated Balance Sheet at June 30, 2000 and September 30, 1999

Consolidated Statements of Income for the Three Months Ended June 30, 2000 and 1999 and the Nine Months Ended June 30, 2000 and 1999

Consolidated Statement of Changes in Equity for the Nine Months Ended June 30, 2000

Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2000 and 1999 and the Nine Months Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements

Pro Forma Consolidated Balance Sheet at June 30, 2000

Pro Forma Consolidated Statement of Income for the Nine Months Ended June 30,
2000

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II   - OTHER INFORMATION

Item 1:	Legal Proceedings

Item 2:	Changes in Securities and Use of Proceeds

Item 3:	Defaults upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6: 	Exhibits

PART I
FINANCIAL INFORMATION


Item 1.  Financial Statements

	The financial statements of Newberry Federal Savings Bank ("Newberry Federal" or the "Bank"} the sole subsidiary of DutchFork Bancshares, Inc. (the "Company" or "DutchFork Bancshares" are set forth in the following pages.

Newberry Federal Savings Bank
Consolidated Balance Sheets

		                                            	June 30, 2000  	September 30, 1999
					   	   (Unaudited)
Assets
Cash and cash equivalents	$ 17,369,693	$ 3,256,053
Investments and mortgage-backed securities
	Available-for-sale:
		Investments (cost of $25,557,852 and
			$24,577,854 at June 30, 2000 and
			September 30, 2000 respectively	22,716,210	22,067,828
		Mortgage-backed securities (cost of
			$109,832,653 and $100,578,925 at
			June 30, 2000 and September 30, 1999
			respectively	105,129,598	96,884,504
	Held for investment:
		Investments (fair value of $1,141,000 and
		$1,141,000 at June 30, 2000 and
		September 30, 1999 respectively	1,141,000	1,141,000
		Mortgage-backed securities (fair value
		of $3,878,469 and $4,339,759 at
		June 30, 2000 and September 30, 1999
		respectively 		4,056,108	4,465,704
Loans receivable	77,431,291	75,324,278
Repossessed assets	22,246	14,271
Premises, furniture and equipment, net	3,603,992	3,656,352
Accrued interest receivable:
	Loans and mortgage-backed securities	518,681	489,453
	Investments and other property	878,018	778,828
Prepaid Assets	854,048	255,218
Prepaid income tax and tax refunds receivable	96,849	1,440,936
Deferred tax asset	448,830	461,406
Other				815,953	914,991
	Total Assets	$235,082,517	$211,150,822
					==========	==========


Newberry Federal Savings Bank
Consolidated Balance Sheets

		                                            	June 30, 2000 	 September 30, 1999
					   	   (Unaudited)

Liabilities and retained earnings
Liabilities:
	Deposit accounts	$151,521,460	$137,537,411
	Conversion Escrow	11,740,968	----
	Conversion Escrow to be refunded	7,582,657	----
	Federal Home Loan Bank advances	35,000,000	39,240,000
	Other borrowings	----	7,370,000
	Advances from borrowers for taxes and insurance	36,491	59,983
	Accrued income taxes payable	287,862	----
	Accounts payable - securities	10,398,438	8,893,350
	Accounts payable	----	50,713
	Accrued expenses	958,528	698,873
	Accrued interest payable	715,969	523,227
	Other				10,419	76,461
	Total Liabilities	218,252,792			194,450,018

Commitments and contingencies

Retained earnings, substantially restricted	21,511,975	20,551,275
Net accumulated unrealized gains (losses)
	on investments and mortgage backed
	securities available for sale		(4,682,250)	(3,850,471)
				16,829,725		16,700,804

Total liabilities and retained earnings	$235,082,517	$211,150,822
	          ==========		==========

              Newberry Federal Savings Bank
Consolidated Statements of Income

	     Three Months Ended	   Nine Months Ended
	               June 30,                                   June 30,
	2000	  1999	2000	1999
                                                      (unaudited)    (unaudited)      (unaudited)        (unaudited)
Interest income:
	Loans receivable	$ 1,574,193	$ 1,440,817	$ 4,571,243	$ 4,326,072
	Investments	267,758	238,374	888,024	208,123
	Mortgage-backed securities	1,981,300	1,392,873	5,798,964	4,330,425
	Other	____50,688	57,893	161,381	162,546
Total interest income	3,873,939	3,129,957	11,419,612	9,027,166

Interest expense:
	Deposits	1,733,700	1,457,553	5,032,350	4,548,272
	Federal Home Loan Bank
	  advances	548,581	312,763	1,574,819	916,513
	Other		51,257	9,888	143,586	23,095
Total interest expense	2,333,538	1,780,204	6,750,755	5,487,880
Net interest income	1,540,401	1,349,753	4,668,857	3,539,286
Provision for loan losses		30,000	40,000	295,000	120,000
Total interest income after
	Provision for loan losses	1,510,401	1,309,753	4,373,857	3,419,286

Non-interest income:
	Loan servicing fees	42,214	45,370	133,638	171,689\
	Bank service charges	179,291	144,359	516,152	426,122
	Gain on sales of securities	12,686	68,525	21,686	186,219
	Other		21,129	40,886	109,551	120,424
Total non-interest income		255,320	299,140	781,027	904,454

Non-interest expense:
	Salaries and employee benefits	517,170	530,490	1,591,293	1,488,062
	Occupancy	69,000	72,832	219,511	210,910
	Equipment	106,037	96,850	311,948	282,277
	Marketing	52,245	43,316	131,369	130,885
	Other		446,541	300,803	1,299,593	826,133
Total non-interest expense	1,190,993	1,044,291	3,553,714	2,938,267

Income before income taxes	574,728	564,602	1,601,170	1,385,473
Income taxes		229,893	225,531	640,470	553,460
Net Income	$  344,835	$  339,071	$  960,700	$  832,013
		=======	=======	=======	=======

Newberry Federal Savings Bank
Statement of Changes in Equity
Nine Months Ended June 30, 2000

		        Accumulated
	Retained    Other Comprehensive
	Earnings            Income                        Total
	_________________________________________

Balance, September 30, 1999	$20,551,275	($3,850,471)	$16,700,804
		Net income	960,700		960,700

	Unrealized gain (loss) on securities
		available for sale	----	(831,779)	(831,779)
			___________________________________________

Balance, June 30, 2000 (unaudited)	$21,511,975	($4,682,250)	$16,829,725
	=========	=========	==========



Newberry Federal Savings Bank
Consolidated Statements of Comprehensive Income

	              Three Months Ended	Nine Months Ended
	            June 30			June 30,
	     2000	1999	2000	1999
(unaudited)    (unaudited)         (unaudited)         (unaudited)

Net Income	$344,835	$339,071	$960,700	$832,013

Other Comprehensive Income
	(loss) net of tax
		Unrealized gains (losses)
		arising during the period,
		net of tax effect of
		$147,107, $1,398,243,
		$508,468, and $1,375,590
		for the three months ended
		June 30, 2000 and 1999
		and nine months ended
		June 30, 2000 and 1999,
		respectively	(240,655)	(2,287,163)	(831,779)	(2,250,409)
Comprehensive income
	(loss)	 $104,180	($1,948,092)	$128,921	($1,418,396)
			=======	========	=======	========

Newberry Federal Savings Bank
Consolidated Statements of Cash Flow

		 			Nine Months Ended June 30,
					2000	1999
		(unaudited)	(unaudited)
Operating Activities
Net income	$  960,701	$  832,013
	Adjustments to reconcile net income to net cash
		provided (used) by operating activities:
			Depreciation	175,598	178,201
			Provisions for losses	295,000	120,000
			(Gain) loss on sales of investments and mortgage-
				backed securities	(21,686)	(186,219)
			Net (gain) loss on sales on loans	(482)	----
			Net (gain) on sales of foreclosed real estate	---	9,032
			Increase (decrease) in deferred loan origination fees	3,189	3,365
			Amortization of premiums (discounts) on investments,
				Mortgage-backed securities and loans	(629,652)	(66,044)
			Decrease (increase) in accrued interest receivable and
				other assets	1,314,707	(1,306,237)
			Decrease (increase) in prepaid assets	(598,830)	31,698
			Decrease (increase) in deferred tax asset	(3,120)	11,899
			Increase (decrease) in accrued interest payable	192,742	(36,991)
			Increase (decrease) in accounts payable and
				 accrued expenses	2,452,151	1,031,768
			Increase (decrease) in other liabilities	17,880	(191,462)
			Origination of loans held for sale	(920,850)	(380,350)
			Proceeds from sales of loans held for sale		_____147,132		----
Net cash provided (used) by operating activities		3,384,480		50,673

Investing Activities
Principle payments on mortgage-backed securities	8,520,115	25,292,281
Purchases of held to maturity securities	---	(56,000)
Proceeds from maturities of securities	---	1,351,781
Purchases of available for sale securities	(27,295,841)	(84,490,672)
Proceeds from sales of available for sale securities	9,602,919	51,459,573
Net (increase) decrease in loans receivable	(1,638,977)	(3,120,530)
Proceeds from sales of foreclosed real estate	---	18,082
Purchases of premises, furniture and equipment		(123,238)		(204,724)
Net cash provided (used) by investing activities	(10,935,022)	(9,750,209)

Financing Activities
Net increase (decrease) in deposit accounts	33,307,674	(1,884,037)
Proceeds from Federal Home Loan Bank advances	33,500,000	4,235,000
Payments on Federal Home Loan Bank advances	(37,740,000)	----
Proceeds from Federal funds borrowed	30,825,000	24,665,000
Payments on Federal funds borrowed	(38,205,000)	(18,165,000)
Increase (decrease) in advances from borrowers for
	taxes and insurance 		 (23,492)		 (27,993)
Net cash provided by financing activities		21,664,182		8,822,970
Net increase (decrease) in cash and cash equivalents		14,113,640	(876,566)
Cash and cash equivalents at beginning of year		3,256,053		4,963,719
Cash and cash equivalents at end of year	$17,369,693	$4,087,153
					=========	========
Supplemental Disclosures of Cash flow Information:
Cash paid (received) during the year for:
	Interest	$6,558,013	$5,524,871
					Taxes		($1,514,659)	$484,097

Newberry Federal Savings Bank
Notes to Financial Statements
June 30, 2000

Note 1  -	Organization
	DutchFork Bancshares, Inc. was incorporated under the laws of Delaware in February 2000 for the purpose of serving as the holding company of Newberry Federal Savings Bank as part of the Bank's conversion from the mutual to stock form of organization. The conversion, completed on July 5, 2000, resulted in the Company issuing an aggregate of 1,560,550 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, the Company had not engaged in any material operations and had no assets or income. The Company is a savings and loan holding company and subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission. The accompanying unaudited financial statements at and for the three and nine months ended June 30, 2000, including the "Management's
Discussion and Analysis of Results of Operation and Financial
Conditions" in Item 2 of this Form 10-QSB, reflect such information for the Bank and its subsidiary only. Net proceeds after expenses of the offering was $14,634,064. Of this amount, $1,248,440 was loaned to the Company's ESOP and $13,229,000 was added to the capital of the Bank.

Note 2  -	Accounting Principles
	The accompanying unaudited financial statements of the Bank have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included.
Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3  -	Earnings Per Share
	No earnings per share amounts have been presented since no shares were outstanding during the periods presented.

Note 4 -Regulatory Capital Requirements
The Office of Thrift Supervision capital regulations require savings institutions to meet minimum capital standards. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, core and tangible ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are presented in the following table:

	To be Well
	Capitalized
	 Minimum	For Prompt
	For Capital	Corrective
			  Adequacy	  Action
			          Actual		         Purposes			Provisions
			Ratio	Amount	Ratio	Amount	Ratio	Amount
June 30, 2000:
	Tangible capital	  8.66%	$20,742	2.00%	$4,789		N/A		N/A
	Core capital	  8.66%	$20,742	4.00%	$9,577	  5.00%	$11,971
	Risk-based capital	18.41%	$21,144	8.00%	$9,014	10.00%	$11,267



A reconciliation of capital under generally accepted accounting principles
(GAAP) to tangible core and risk-based capital as of June 30, 2000 is as follows:
GAAP Capital	$ 16,830
Investment in subsidiary	(770)
Unrealized losses (gains) on available-for-sale securities		4,682
Core and tangible capital		20,742
Unrealized gains on available-for-sale equity securities		70
Allowance for loan losses		416
Equity investments		(84)
Risk-based capital	$ 21,144
		=======


DutchFork Bancshares, Inc.
Pro Forma Consolidated Balance Sheet
June 30, 2000

		The June 30, 2000 condensed balance sheet is presented on a pro forma basis and has been calculated assuming Newberry Federal Savings Bank's conversion and DutchFork Bancshares, Incorporated's acquisition of Newberry
Federal Savings Bank was completed on June 30, 2000.

         		Condensed
		   Unaudited         Adjustment to
		Balance Sheet         Reflect
	    	    Before	  Issuance of               Pro Forma
		Adjustment              Stock                  June 30, 2000
ASSETS:
	Cash and cash equivalents	$17,369,693	$(5,938,001)	$11,431,692
	Investments and mortgage-backed
		securities available-for-sale	127,845,808		127,845,808
	Investments and mortgage-backed
		securities held for investment	5,197,108		5,197,108
	Loans receivable	77,431,291		77,431,291
	Property and equipment	3,603,992		3,603,992
	Other assets	3,634,625		3,634,625
			_____________		_____________

			$235,082,517		$229,144,516
			==========		==========

LIABILITIES:
	Deposits	$170,845,085	(19,323,625)	$151,521,460
	Borrowed money	35,000,000		35,000,000
	Other liabilities		12,407,707		12,407,707

				218,252,792		198,929,167


STOCKHOLDERS' EQUITY:
	Common stock		15,606	15,606
	Additional paid-in capital		14,618,458	14,618,458
	Retained earnings	21,511,975		21,511,975
	Net accumulated unrealized losses on
		securities available-for-sale	(4,682,250)		(4,682,250)
	Less:
		Stock held by ESOP			(1,248,440)		(1,248,440)
				16,829,725			30,215,349
			$235,082,517		$229,144,516
			==========		==========

Newberry Federal Savings Bank
Pro Forma Consolidated Statement of Income
Nine Months Ended June 30, 2000


The pro forma condensed consolidated statement of income has been computed assuming the conversion was completed at the beginning of the fiscal year (i.e. October 1, 1999), and pro forma income has been calculated as if the net proceeds had been invested at 5.71% beginning on that date, which represents the one-year U.S. Treasury Bill yield as of October 1, 1999. Income taxes have been calculated on the additional income using the tax rate that would have been in effect if the proceeds had been invested in U.S. Treasury Bills.

			   Condensed
			    Unaudited	Adjustment to
			Income Statement	     Reflect	 Pro Forma
			Of Income Before	Income from	Nine Months ended
			    Adjustment        Stock Investment	 June 30, 2000
Interest income:
	Loans receivable	$   4,571,243	$               	$   4,571,243
	Investments	888,024	573,239	1,461,263
	Mortgage-backed securities	5,798,964		5,798,964
	Other	161,381		161,381
Total interest Income	11,419,612		11,992,851

Interest expense:
	Deposits	5,032,350		5,032,350
	Federal Home Loan Bank Advances	1,574,819		1,574,819
	Other		143,586		143,586
Total interest expense	6,750,755		6,750,755

Net interest income	4,668,857	573,239	5,242,096
Provision for loan losses		295,000		295,000
Total interest income after
	provision for loan losses	4,373,857	573,239	4,947,096

Non-interest income:
	Bank service charges	516,152		516,152
	Other	264,875		264,875
Total non-interest income	781,027		781,027

Non-interest expense:
	Salaries and employee benefits	1,591,293		1,591,293
	Occupancy	219,511		219,511
	Equipment	311,948		311,948
	Other	1,430,962		1,430,962
Total non-interest expense	3,553,714		3,553,714

Income before income taxes	1,601,170	573,239	2,174,409
Income taxes		640,470	194,901	835,371
Net Income	$  960,700	$  378,338	$  1,339,038
			========	=============	===============

Item 2.

Forward Looking Statements

This prospectus contains forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of Newberry Federal and DutchFork Bancshares. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Newberry Federal's and DutchFork Bancshares' ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Newberry Federal and DutchFork Bancshares and their subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flow, competition, demand for financial services in Newberry Federal's and DutchFork Bancshares' market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.

Operating Strategy

Newberry Federal is an independent, community oriented savings bank, delivering quality customer service and offering a wide range of deposit and loan products to its customers. Because of weak loan demand in Newberry Federal's primary market area, management has maintained a substantial investment in investment securities and mortgage backed securities classified as available-for-sale. Management's objective in managing the securities portfolio is to maintain a portfolio of high quality, highly liquid investments with competitive returns in order to maximize current income without compromising credit quality.

Comparison of Financial Condition at June 30, 2000 and September 30,
1999:

	Total assets increased by $23.9 million from $211.2 million at September 30, 1999 to $235.1 million at June 30, 2000, primarily as a result of an $8.9 million increase in mortgage-backed securities and a $14.1 million increase in cash and cash equivalents. The increase in cash and cash equivalents was primarily due to amounts received and on deposit for the purchase of stock in the conversion that was completed on July 5, 2000.
Loans receivable increased $2.1 million during the same period. Deposit accounts increased $33.3 million from $137.5 at September 30, 1999 to $170.8 million at June 30, 2000. An increase of $19.3 million in deposit accounts represented deposits held in escrow for the purchase of stock in the stock conversion. Management attributes the remaining $14.0 million growth to competitive pricing and the closing of branches of other banks in its primary market area.

	At June 30, 2000, total equity was $16.8 million, which consisted of retained earnings of $21.5 million reduced by a $4.7 million unrealized loss, net of taxes, on the investment securities and mortgage-backed securities portfolios classified as available for sale.

	Non-performing assets and troubled debt restructuring decreased from $243,000 at September 30, 1999 to $69,000 at June 30, 2000, primarily due to an improvement in delinquencies.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and September 30, 1999:

	Net Income

	Net income for the three months ended June 30, 2000 remained relatively constant when compared with the same period for the prior year. Net interest income increased by $191,000 but was offset by a decrease in non-interest income of $44,000 and a $147,000 increase in non-interest expense.

Net Interest Income

	Net interest income increased from $1.3 million for the three months ended June 30, 1999 to $1.5 million for the same period in 2000. The average interest rate spread declined slightly, but overall average balances of interest earnings assets increased by $38.4 million with a $42.3 million increase in interest bearing liabilities. The interest rate spread on the greater volume of assets resulted in an increase in net interest income.

Non-Interest Income

	Non-interest income decreased by $55,000 due to fewer gains on the
sale of securities.   Increase in bank service charges was offset by decreases
in other income, including loan servicing fees and miscellaneous.

Provision for Loan Loses and Non-Interest Income

	Non-interest income decreased by $44,000 due to fewer gains on the sale of securities. Increase in bank service charges was offset by decreases in other income including loan servicing fees and miscellaneous.

Non-Interest Expense

	Non-interest expense increased from $1.0 million for the three months ended June 30, 1999 to $1.2 million for the three months ended
June 30, 2000 primarily as a result of increase in contributions of $58,000, data processing expense of $45,000, professional fees of $7,000 and costs of $40,000 related to an interest rate cap. Increase in contributions was due to board decisions for community support and data processing expense increased due to system revisions. The cost of the interest rate cap is due to efforts to limit exposure to increasing interest rates.

Provisions for Income Taxes

	Income tax expense increased by only $4,000 due to the moderate increase in income before taxes.

Comparison of Operating Results for the Nine Months Ended June 30,
2000 and 1999

Net Income

	Net income increased $129,000 from $832,000 to $961,000 for the same period in 2000 primarily as a result of a $1.1 million increase in net interest income, partially offset by $175,000 increase in the provision for loan losses, a $123,000 decrease in non-interest income and a $615,000 increase in non-interest expense.

Net Interest Income

	Net interest income increased from $3.5 million for the nine months ended June 30, 1999 to $4.7 million for the nine months ended June 30,
2000 due to an increase of .39% in the net interest rate spread and an overall increase in balances. Interest income increased by $2.4 million due to a
$33.6 million increase in average interest earning assets and a .43% increase
in average yield.    Interest expense increased $1.3 million due to a $35.7
million increase in average interest bearing liabilities and a .04% increase in average cost of funds.

Provision for Loan Losses

	Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level that management considers adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, any specified impaired loans, and economic conditions. The provision for loan losses increased from $120,000 for the nine months ended June
30, 1999 to $295,000 for the nine months ended June 30, 2000.
Management deemed the increase in the provision for loan losses warranted based upon its evaluation of current economic conditions, particularly the recent rise in interest rates and gasoline prices, and their adverse effect on the ability of Newberry Federal's consumer loan borrowers to repay their loans. The majority of Newberry Federal's consumer loan borrowers are low-income or middle-income individuals who have to commute above average distances to work because they live in rural areas. The recent rise on gasoline prices adversely affects their ability to meet their consumer loan obligations because the higher prices divert available funds away from consumer debt service. Furthermore, if they have adjustable rate mortgage loans, the recent rise in interest rates leads to higher mortgage debt service obligations and, based on historical experience, these individuals tend to default on their consumer loan obligations in order to satisfy their mortgage loan obligations. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond Newberry Federal's control. While Newberry Federal maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

	Non-interest income decreased $123,000 from $904,000 for the nine months ended June 30, 2000 to $781,000 for the same period in 2000 primarily due to fewer sales of securities because of the interest rate environment which resulted in fewer opportunities for restructuring the investment portfolio.

Non-Interest Expense

	Non-interest expense increased $615,000 from $2.9 million for the nine months ended June 30, 1999 to $3.6 million for the nine months ended June 30, 2000 primarily as result of a $300,000 increase in charitable contributions, a $103,000 increase in compensation and benefits associated with the hiring of new employees and annual incentive pay accruals, a $100,000 increase in data processing expense associated with computer hardware and software upgrades, a $60,000 increase in professional fees associated with computer system revisions and costs of $50,000 associated with an interest rate cap. The cost of the interest rate cap is due to efforts to limit exposure to increasing interest rates.

Provision for Income Taxes

	Provision for income taxes increased $87,000 from $553,000 for the nine months ended June 30, 1999 to $640,000 for the nine months ended June 30, 2000 as result of increased income before income taxes.

Liquidity and Capital Resources

		On July 5, 2000, the Company closed its conversion whereby 1,560,550 shares of stock were issued at a price of $10.00 per share.  The net proceeds to the Company after expenses and stock acquired by the employee stock ownership plan (through a loan from the company) were approximately
$13.5 million.  The majority of the proceeds were used to provide additional capital to Bank.

		Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements.  Cash and cash equivalents, along with investments and mortgage backed securities available for sale represented 61.8% of assets at June 30, 2000.

		Liquidity management is both a daily and long-term responsibility of management the company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities, and the objectives of its asset/liability management program.
Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities.  If the company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Atlanta.

		The desired level of liquidity for the Company is determined by management in conjunction with the Asset/Liability Committees of Newberry Federal. The level of liquidity is based on management's strategic direction for the Company's commitments to make loans and the Committees' assessment of the bank's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortization and prepayments of loans, Federal Home Loan Bank advances, reverse repurchase agreements and sales of securities and loans held for sale.

		The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision.  At June 30, 2000 Newberry Federal was
in compliance with all applicable capital requirements.

Interest Rate Risk

	A large percentage of Newberry Federal's interest-earning assets have longer maturities than the maturities of Newberry Federal's interest-bearing liabilities, which reduces Newberry Federal's income as interest rates rise. Due to Newberry Federal's above average interest rate risk, the Office of Thrift Supervision imposed certain interest rate sensitivity measures as a condition to the conversion to a stock form. With the additional capital from the conversion, the Bank will comply with the interest rate sensitivity measure.

	At June 30, 2000, the Bank had entered into contracts that limit its exposure in the event of rising interest rates. The cost of the contract is being amortized over the term of the agreement. The contracts provide for payments to be made to the Bank to cover the one-month libor rate in excess of the contract rate on the principal amount of the contract as follows:


Principal Amount	Contract Rate	Expiration Date
	25,000,000	7.00%	February 2001
	25,000,000	7.25%	March 2001
	100,000,000	7.50%	May 2001



Newberry Federal Savings Bank
Yields on Average Earning Assets and Rates
On Average Interest Bearing Liabilities
(In Thousands)

			Three Months ended June 30,     Three months ended June 30,
				2000			1999
			Average		Yield/	Average		Yield/
			Balance	Interest	/Rate	Balance	Interest	/Rate
Interest earning assets:
	Loan receivable (1)	$ 76,776	$ 1,574	8.20%	$73,973	$  1,440	7.79%
	Interest-bearing deposits	1,076	14	5.30%	1,559	29	7.44%
	Investment securities 	23,748	286	4.82%	15,140	231	6.10%
	Mortgage-backed
		securities	108,601	1,981	7.30%	85,903	1,392	6.48%
	Federal funds sold		4,757		18	1.51%	70		35		(2)
	Other                                    	 	137	1		2.92%	95		3	12.63%
Total interest earning assets	215,095	3,874	7.20%	176,740	3,130	7.08%
Non-interest earning assets		9,552				6,756
	Total assets	$ 224,647			$ 183,496
			=======			=======

Interest bearing liabilities:
Deposits:
	Passbook accounts	$ 17,401			$ 17,632
	NOW and money market
		accounts	38,229			27,034
	Certificates of deposit  	101,949			94,506

		Total deposits	157,579	1,734	4.40%	139,172	1,458	4.19%
Federal Home Loan Bank
	Advances	35,000	549	6.27%	22,012	312	5.67%
Other borrowings                           	13,171	51	1.55%	2,228	10	1.80%
	Total interest bearing
	   	Liabilities	205,750	2,334	4.54%	163,412	1,780	4.36%
Non-interest bearing liabilities     	2,439				1,375
	Total liabilities	208,189			164,787
Total retained earnings              	16,458				18,709
	Total liabilities and
	Retained earnings	$   224,647			$   183,496
			========			========

Net interest income/interest
	rate spread		$ 1,540	2.67%		$ 1,350	2.73%
Net interest margin as a percentage
	of interest-earning assets			2.85%			3.05%

_______________________________________________________________________________

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonaccrual loans.
(2)	Percentage not meaningful due to usage of month end balances to calculate average.



Newberry Federal Savings Bank
Yields on Average Earning Assets and Rates
On Average Interest Bearing Liabilities
(In Thousands)

			Nine Months ended June 30,          Nine months ended June 30,
				2000			1999
			Average		Yield/	Average		Yield/
			Balance	Interest	/Rate	Balance	Interest	/Rate
Interest earning assets:
	Loan receivable	$ 75,863	$  4,571	8.03%	$73,117	$  4,326	7.89%
	Interest-bearing deposits	1,556	57	4.88%	1,940	72	4.95%
	Investment securities 	23,353	971	5.54%	8,099	195	3.21%
	Mortgage-backed
		Securities 	106,778	5,799	7.24%	89,738	4,330	6.43%
	Federal funds sold	1,586	18	1.51%	2,745	99	4.81%
	Other		135	3	2.96%	81	5	8.23%
Total interest earning assets	209,271	11,419	7.28%	175,720	9,027	6.85%
Non-interest earning assets      	11,011			____7,108
	Total assets	$  220,282			$  182,828
			========			========

Interest bearing liabilities:
Deposits:
	Passbook accounts	$  17,448			$  17,550
	NOW and money market
		Accounts	31,841			26,329
	Certificates of deposit        	102,977				96,141

		Total deposits	152,266	5,032	4.41%	140,020	4,548	4.33%
Federal Home Loan Bank
	Advances	35,389	1,575	5.93%	21,071	916	5.80%
Other borrowings		10,456	144	1.84%	1,286	24	2.49%
	Total interest bearing
	   	Liabilities	198,111	6,751	4.55%	162,377	5,488	4.51%
Non-interest bearing liabilities    	5,619				1,189
	Total liabilities	203,730				163,566
Total retained earnings              	16,552			  	19,262
	Total liabilities and
	Retained earnings	$  220,282				$  182,828
			========				========

Net interest income/interest
	rate spread		$4,668	2.73%		$3,539	2.34%
Net interest margin as a percentage
	Of interest-earning assets			2.97%			2.69%

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

	There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

Change in Securities:	Not applicable

Use of Proceeds.    On July 5, 2000, the Company completed an offering
of securities registered pursuant to the Securities Act of 193, as amended. In connection therewith:

1.	The effective date of the registration statement on Form SB-2, as amended (File No. 333-31986) was May 12, 2000.
2.	The offering of securities was not underwritten.  Trident Securities,
A Division of McDonald Investments, Inc. acted as marketing agent.
3.	The class of securities registered was common stock, $0.01 par value per share.  The amount of such securities registered was 1,560,550 shares at an offering price of $10.00 per share.
4.	The total offering expenses incurred by the Company were $971,436, none of which were paid directly or indirectly to directors or officers of the Company or their associates.
5.	The net proceeds of the offering were $14.6 million of which $13.2 million was invested in the Bank, $1.2 million was loaned to the Bank's employee stock ownership plan to purchase stock in the offering and the remaining was invested in short-term securities.
These uses of proceeds do not represent a material change in the use of proceeds described in the Company's prospectus dated May 12, 2000.

Item 3.  Defaults upon Senior Securities

	NONE

Item 4.  Submission of Matters to a Vote of Security Holders
NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Certificate of Incorporation of DutchFork Bancshares, Inc. (1)
3.2	Bylaws of DutchFork Bancshares, Inc. (1)
4.0	Specimen Stock Certificate of DutchFork Bancshares, Inc. (1)
27.0	Financial Data Schedule

(1)	Incorporated herein by reference from the Exhibits to Form SB-2,
Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.

SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUTCHFORK  BANCSHARES, INC.
               (Registrant)



Date:   August 11, 1000	By:/s/  J. Thomas Johnson
	________________________________
	J. Thomas Johnson
	President and Chief Executive Officer




    	By:/s/  Steve P. Sligh
	_____________________________________
	Steve P. Sligh
		Executive Vice President and Chief Financial Officer

FINANCIAL DATA SCHEDULE

ARTICLE:    9

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2000, CONTAINED IN FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FORM 10-QSB.

CASH			2,930,853
INT-BEARING-DEPOSITS		168,810
FED-FUNDS-SOLD		14,270,000
TRADING-ASSETS		0
INVESTMENTS-HELD-FOR-SALE		127,845,808
INVESTMENTS-CARRYING		5,197,108
INVESTMENTS-MARKET		5,019,469
LOANS		77,847,124
ALLOWANCE		415,833
TOTAL-ASSETS		235,082,517
DEPOSITS		151,521,460
SHORT-TERM		25,000,000
LIABILITIES-OTHER		31,731,332
LONG-TERM		10,000,000
COMMON		0
PREFERRED-MANDATORY		-----
PREFERRED		-----
OTHER-SE		0
TOTAL-LIABILITY-AND-EQUITY		235,082,517
INTEREST-LOAN		4,571,243
INTEREST-INVEST		6,686,988
INTEREST-OTHER		161,381
INTEREST-TOTAL		11,419,612
INTEREST-DEPOSIT		5,032,350
INTEREST-EXPENSE		6,750,755
INTEREST-INCOME-NET		4,668,857
LOAN-LOSSES		295,000
SECURITIES-GAINS		21,686
EXPENSE-OTHER		3,553,714
INCOME-PRETAX		1,601,170
INCOME-PRE-EXTRAORDINARY		0
EXTRAORDINARY		0
CHANGE		0
NET-INCOME		960,700
EPS-PRIMARY		0
EPS-DILUTED		0
YIELD-ACTUAL		2.97%
LOANS-NON		0
LOANS-PAST		0
LOANS-TROUBLED		46,922
LOANS-PROBLEM		555,947
ALLOWANCE-OPEN		184,170
CHARGE-OFF		145,486
RECOVERIES		82,149
ALLOWANCE-CLOSE		415,833
ALLOWANCE-DOMESTIC		415,833
ALLOWANCE-FOREIGN		----
ALLOWANCE-UNALLOCIATED		415,833
