Form 10KSB
period 2000-09-30
DUTCHFORK BANCSHARES INC
filed 2000-12-29
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended September 30, 2000


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                         Commission File Number: 0-30483

                           DUTCHFORK BANCSHARES, INC.
                 (Name of small business issuer in its charter)

       DELAWARE                                         57-1094236
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1735 Wilson Road, Newberry, South Carolina                29108
(Address of principal executive offices)                (Zip Code)


         Issuer's telephone number, including area code: (803) 321-3200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's gross revenues for the fiscal year ended September 30, 2000 were $16,647,446.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $17,473,279 based upon the average of the bid and asked price ($13.1875 per share) as quoted on the Nasdaq SmallCap Market on December 1, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's common stock as of December 1, 2000 was 1,560,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 2000 Annual Report to Stockholders and of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

 Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                                ---       ---

                                      INDEX

                                     Part I

                                                                         Page

Item 1.  Description of Business...........................................1
Item 2.  Description of Properties........................................30
Item 3.  Legal Proceedings................................................30
Item 4.  Submission of Matters to a Vote of Securities Holders............30

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.........30
Item 6.  Management's Discussion and Analysis or Plan of Operation........31
Item 7.  Financial Statements.............................................31
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ........................................31

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................31
Item 10. Executive Compensation...........................................31
Item 11. Security Ownership of Certain Beneficial Owners and Management...31
Item 12. Certain Relationships and Related Transactions...................31
Item 13. Exhibits and Reports on Form 8-K.................................32

     This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on DutchFork Bancshares, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

     Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which DutchFork Bancshares, Inc. operates, as well as nationwide, DutchFork Bancshares, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. DutchFork Bancshares, Inc. assumes no obligation to update any forward-looking statements.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

General

     DutchFork Bancshares, Inc., headquartered in Newberry, South Carolina, was formed in February 2000 as the holding company for Newberry Federal Savings Bank in connection with the conversion of Newberry Federal from mutual to stock form of ownership. The conversion was completed on July 5, 2000 through the sale of 1,560,550 shares of common stock by DutchFork Bancshares at a price of $10.00 per share. DutchFork Bancshares' sole business activity is the ownership of all of Newberry Federal's capital stock. DutchFork Bancshares does not transact any material business other than through its subsidiary, Newberry Federal. DutchFork Bancshares is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. DutchFork Bancshares is listed on the Nasdaq SmallCap Market under the symbol DFBS.

     Newberry Federal's principal business is attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. Newberry Federal is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Newberry Federal's deposits are federally insured by the Federal Deposit Insurance Corporation and are currently insured to the maximum allowable amount by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Newberry Federal is a member of the Federal Home Loan Bank System.

Market Area

     Newberry Federal is headquartered in Newberry, South Carolina. Newberry Federal's primary deposit gathering and lending area is concentrated in the communities surrounding its three banking offices located in Newberry County and one banking office located in northwest Lexington County, although Newberry Federal also originates loans to borrowers and accepts deposits from individuals residing in the bordering areas of contiguous counties. Newberry and Lexington Counties are located in central South Carolina, approximately 35 miles northwest of Columbia, the state capital.

     Newberry and Lexington Counties are located northwest of Columbia on Interstate 26 in central South Carolina. Lexington County exhibits stronger demographics than Newberry County because of its closer proximity to Columbia, the state capital. On average, the demographics of Newberry County are weaker than South Carolina and the U.S. as a whole, while the opposite is true for Lexington County.

Competition

     Newberry Federal faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial and savings banks operating in Newberry Federal's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, Newberry Federal currently faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Newberry Federal also faces significant competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. While Newberry Federal's faces competition for loans from the significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, competition may increase as a result of the lifting of restrictions on the interstate operations of financial institutions and due to the increasing trend for non-depository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit Newberry Federal's growth in the future.

Lending Activities

     General. The types of loans that Newberry Federal may originate are limited by federal laws and regulations. Interest rates that Newberry Federal charges on loans are affected principally by its current asset/liability strategy, the demand for the type of loans being originated, the supply of money available for lending purposes and the rates offered by competitors. All of these factors are affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     Loan Portfolio Analysis. The following table presents the composition of Newberry Federal's loan portfolio at the dates indicated. Newberry Federal had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                               At September 30,
                                                         -------------------------------------------------------------
                                                                2000                 1999                1998
                                                         ------------------   ------------------  -------------------
                                                                   Percent              Percent              Percent
                                                          Amount   of Total    Amount   of Total   Amount    of Total
                                                         --------  --------   --------  --------  --------   --------
                                                                             (Dollars in thousands)
Real estate loans:
   One- to four-family.................................   $52,439    63.35%   $48,984     63.79%  $44,543     61.78%
   Commercial real estate (1)..........................    12,548    15.15      9,794     12.75     9,119     12.65
   Construction........................................     1,302     1.57      1,695      2.21     1,173      1.63
   Land................................................     1,548     1.87      1,432      1.86     1,510      2.09
                                                          -------    -----    -------     -----    ------    ------
      Total real estate loans..........................    67,837    81.94     61,905     80.61    56,345     78.15
                                                          -------    -----    -------     -----    ------    ------
Consumer loans:
   Second mortgage loans, home equity
      loans and lines of credit........................     4,989     6.03     4,318       5.62     4,236      5.88
   Automobile..........................................     4,574     5.53     4,398       5.73     4,192      5.81
   Other...............................................     4,563     5.51     4,278       5.57     4,709      6.54
                                                          -------    -----    ------      -----    ------    ------
      Total consumer loans.............................    14,126    17.07    12,994      16.92    13,137     18.23


Commercial loans.......................................       820     0.99     1,892       2.47     2,614      3.63
                                                          -------   ------    ------     ------    ------    ------
      Total loans......................................    82,783   100.00%   76,791     100.00%   72,096    100.00%
                                                                    ======               ======              ======
Less:
   Deferred loan origination fees
      and discounts....................................      (104)              (108)                (113)
   Loans in process....................................    (3,906)            (1,175)                (553)
   Allowance for loan losses...........................      (465)              (184)                (181)
                                                          -------             -------              -------
      Total loans, net.................................   $78,308             $75,324              $71,249
                                                          =======             =======              =======


                                                                        At September 30,
                                                           ----------------------------------------
                                                                   1997                 1996
                                                            ------------------   ------------------
                                                                      Percent              Percent
                                                             Amount   of Total   Amount    of Total
                                                            --------  --------   -------   --------
                                                                     (Dollars in thousands)

Real estate loans:
   One- to four-family.................................      $42,173    62.54%    $41,138    64.60%
   Commercial real estate (1)..........................        8,174    12.13       7,060    11.10
   Construction........................................          969     1.44       2,520     3.96
   Land................................................        1,172     1.74         901     1.42
                                                             -------   ------      ------    -----
      Total real estate loans..........................       52,488    77.85      51,619    81.08
                                                             -------   ------      ------    -----
Consumer loans:
   Second mortgage loans, home equity
      loans and lines of credit........................        2,953     4.38       1,656     2.60
   Automobile..........................................        4,819     7.15       4,439     6.98
   Other...............................................        5,116     7.59       4,540     7.13
                                                              ------   ------      ------    -----
      Total consumer loans.............................       12,888    19.12      10,635    16.71


Commercial loans.......................................        2,041     3.03       1,408      2.21
                                                              ------   ------      ------    ------
      Total loans......................................       67,417   100.00%     63,662    100.00%
                                                                       ======                ======
Less:
   Deferred loan origination fees
      and discounts....................................         (118)                (122)
   Loans in process....................................       (1,110)              (1,277)
   Allowance for loan losses...........................         (192)                (226)
                                                              -------             --------
      Total loans, net.................................       $65,997             $62,037
                                                              =======             ========

--------------
(1)  Also includes an immaterial amount of multi-family loans.

     One- to Four-Family Real Estate Loans. Newberry Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. Newberry Federal offers several fixed- and adjustable-rate mortgage loan products. The loan fees charged, interest rates and other provisions of Newberry Federal's mortgage loans are determined by Newberry Federal on the basis of its own pricing criteria and market conditions. Although Newberry Federal originates all loans on loan documents approved for use by Fannie Mae and Freddie Mac, the loans are generally not eligible for sale in the secondary market because of various factors, including credit standards, that do not conform to secondary market guidelines.

     Newberry Federal's fixed-rate loans typically have maturities of 15 to 30 years, although 15 to 20 year terms constitute the largest percentage of current originations. Generally, all conforming fixed-rate loans with maturities over 15 years are sold in the secondary market with Newberry Federal retaining the servicing rights.

     Newberry Federal's adjustable-rate mortgage loans are typically based on a 15-year or 30-year amortization schedule with interest rates that adjust annually based on the one-year U.S. Treasury Bill rate. Occasionally, Newberry Federal offers adjustable-rate mortgage loans with initial rates below prevailing rates, although loans are generally underwritten based on the fully indexed interest rate. The maximum amount by which the interest rate may be increased or decreased in a given period on adjustable-rate mortgage loans is generally 1% per year and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. Newberry Federal qualifies the borrower based on the borrower's ability to repay the adjustable-rate mortgage loan based on the maximum interest rate at the first adjustment. Newberry Federal does not originate negative amortization loans. The terms and conditions of the adjustable-rate mortgage loans offered by Newberry Federal, including the index for interest rates, may vary from time to time. Newberry Federal believes that the annual adjustment feature of its adjustable-rate mortgage loans also provides flexibility to meet competitive conditions as to initial rate concessions while limiting the duration of the initial rate concession.

     Adjustable-rate mortgage loans help reduce Newberry Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans allow Newberry Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations Newberry Federal can give no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in Newberry Federal's cost of funds during periods of rising interest rates. Newberry Federal believes these risks, which have not had a material adverse effect on Newberry Federal to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

     Newberry Federal's residential mortgage loans typically do not exceed 80% of the appraised value of the property. Newberry Federal's lending policies permit Newberry Federal to lend up to 95% of the appraised value of the property; however, Newberry Federal generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

     Newberry Federal also requires fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by Newberry Federal. An independent state-certified appraiser generally appraises all properties.

     In an effort to provide financing for first-time home buyers, Newberry Federal offers a first-time home buyers program to qualified individuals. Under this program Newberry Federal offers single family residential mortgage loans that are originated using Newberry Federal's standard underwriting guidelines, but with reduced downpayment requirements. Newberry Federal does not require private mortgage insurance on these loans unless the loan balance exceeds 90% of the lower of the appraised value or selling price of the property securing the loan.

     Commercial Real Estate Loans. Newberry Federal originates mortgage loans for the acquisition and refinancing of commercial real estate properties. Commercial real estate loans are fully amortizing loans that are generally originated with variable rates with rates tied to the prime lending rate. The maximum loan-to-value ratio for a commercial loan is generally 75% of appraised value. Newberry Federal's commercial real estate loans are generally secured by office, retail and owner occupied properties and churches, all of which are located in Newberry Federal's primary market area. Loans to churches are fixed- and adjustable-rate mortgage loans with a maximum loan-to-value ratio of 80%. At September 30, 2000, church loans totaled $1.1 million.

     Commercial real estate lending affords Newberry Federal an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Newberry Federal seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to up to 75% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. Newberry Federal also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Residential Construction Loans. Newberry Federal originates construction loans to individuals and home builders located within Newberry Federal's primary market area for the construction and acquisition of personal residences. Newberry Federal does not originate commercial construction loans or speculative construction loans to builders.

     Construction loans generally provide for the payment of interest only during the construction phase, which is usually four to six months. At the end of the construction phase, the loan converts automatically to a permanent mortgage loan without a new loan closing. Construction loans are made with a maximum loan to value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property.

     Before making a commitment to fund a construction loan, Newberry Federal requires an appraisal of the property by an independent state-certified appraiser. Newberry Federal also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

     Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value and the estimated cost of the property. If the estimate of construction cost proves to be inaccurate, Newberry Federal may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, Newberry Federal may be confronted with a property whose value is insufficient to assure full repayment. Newberry Federal has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties, not making loans to builders and by having all construction loans convert to permanent mortgage loans at the end of the construction phase.

     Land Loans. Newberry Federal occasionally originates loans secured by unimproved land. These loans have terms of up to 15 years and generally have fixed interest rates and loan-to-value ratios of up to 90% of appraised value.

     Consumer Loans. Newberry Federal's consumer loans consist primarily of second mortgage loans, home equity lines of credit and fully amortized home equity loans, all of which are secured by owner-occupied one- to four- family residences, as well as automobile loans.

     The underwriting standards employed by Newberry Federal for second mortgage loans, home equity loans and lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than 5% over the life of the loan. Generally, the maximum loan-to-value ratio on home equity lines of credit is 80%. A home equity line of credit may be drawn down by the borrower for a period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower is required to pay back the amount of principal outstanding under the line of credit at the end of the 10 year period.

     Newberry Federal also offers fixed-rate second mortgage loans and home equity loans with terms up to 10 years. The loan-to-value ratios of fixed-rate second mortgage loans and home equity loans are generally limited to 80%, taking into consideration the outstanding balance of the first mortgage loan.

     Newberry Federal originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Newberry Federal offers fixed-rate automobile loans with terms of up to 60 months and loan-to- value ratios of up to 90% for new cars. For used cars, the maximum loan-to-value ratio is 80% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the maximum terms for used automobile loans range from up to 48 to 54 months depending on the age and condition of the automobile.

     Newberry Federal also offers various other consumer loans, including loans secured by various personal property and share loans generally secured by a passbook account, a certificate of deposit or marketable securities. Subject to market conditions and its underwriting standards, Newberry Federal intends to increase its consumer loan portfolio in the future, particularly emphasizing modular home loans given the demand for such housing in its primary market area.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as autos. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Commercial Business Loans. Newberry Federal makes commercial business loans primarily in its primary market area to a variety of professionals, sole proprietorships and small businesses. Newberry Federal offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, and Small Business Administration guaranteed loans. Commercial business loans are generally offered with fixed interest rates and with terms of up to five years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal.

     In making commercial business loans, Newberry Federal considers the financial statements of the borrower, Newberry Federal's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are made in amounts of up to 50% of the adjusted value of the collateral securing the loan although Newberry Federal's policy permits a loan-to-value ratio of 65%. Newberry Federal generally does not make unsecured commercial loans.

     Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

     Maturity of Loan Portfolio. The following table presents certain information at September 30, 2000 regarding the dollar amount of loans maturing in Newberry Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances are before undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                 At September 30, 2000
                                      ----------------------------------------------------------------------------
                                                 Multi-
                                       One-to  Family and
                                       Four-   Commercial                                                   Total
                                       Family  Real Estate Construction   Land     Consumer   Commercial    Loans
                                      -------- ----------- ------------ --------   ---------  ----------  ---------
                                                                     (In thousands)
Amounts due in:
   One year or less.................. $  5,360  $     103       $1,302  $   253    $  8,031        $159    $15,208
   More than one year to three years.      759        257           --      115       3,600         402      5,133
   More than three years to four years     762        532           --       14       1,146         103      2,557
   More than four years to five years      992        544           --      349       1,032          94      3,011
   More than five years to 10 years..    7,530      3,052           --      567         268          62     11,479
   More than 10 years to 15 years....   15,210      5,476           --      250          49          --     20,985
   More than 15 years................   21,826      2,584           --       --          --          --     24,410
                                      -------- ----------    ---------  --------   ---------     ------   --------
      Total amount due............... $ 52,439  $  12,548       $1,302   $1,548     $14,126        $820    $82,783
                                      ======== ==========    =========  ========   =========     ======   ========

     The following table presents, the dollar amount of all loans due after September 30, 2001, which have fixed interest rates and floating or adjustable interest rates.

                                        Due After September 30, 2001
                                 -------------------------------------------
                                   Fixed         Adjustable         Total
                                 ----------      ----------       ---------
                                               (In thousands)

Real estate loans:
   One- to four-family..........  $22,997         $24,082          $47,079
   Multi-family.................       --              51               51
   Commercial...................    7,314           5,080           12,394
   Construction.................       --              --               --
   Land.........................      583             712            1,295
                                  -------         -------          -------
      Total real estate loans...   30,894          29,925           60,819
Consumer loans..................      364           5,731            6,095
Commercial loans................      661              --              661
                                  -------         -------          -------
      Total loans...............  $31,919         $35,656          $67,575
                                  =======         =======          =======


     Loans to One Borrower. The maximum amount that Newberry Federal may lend to one borrower is limited by regulation. At September 30, 2000, Newberry Federal's regulatory limit on loans to one borrower was $5.2 million, which equaled 15% of its Tier 1 capital at that date. At that date, Newberry Federal's largest credit exposure to one borrower, including the borrower's related interests, totaled approximately $3.6 million and consisted of commercial real estate loans, lines of credit and one-to-four family loans. These loans were performing according to their original terms at September 30, 2000.

     Loan Approval Procedures and Authority. Newberry Federal's lending activities follow written, non- discriminatory, underwriting standards and loan origination procedures established by Newberry Federal's board of directors and management.

     Newberry Federal's policies and loan approval limits are established by the Chief Executive Officer and the chief lending officer and are approved by the board of directors. For mortgage loans, loan officers, other than the chief lending officer may approve a loan up to $50,000. The chief lending officer and any two members of the loan officers' loan committee may approve loans up to $200,000. In addition, loans exceeding $200,000 require review and approval by the loan officers' loan committee and at least one member of the executive loan committee, which currently consists of J. Thomas Johnson, Steve P. Sligh, Robert
W. Owen and James E. Wiseman, Jr. Loans exceeding $250,000 must be approved by the executive loan committee. All loans over $500,000 require the prior approval of the board of directors.

     Loan Originations, Purchases and Sales. Newberry Federal's primary loan origination sources are walk-in customers and referrals. Newberry Federal does not have any commissioned loan personnel and does not use loan correspondents or other third-party originators. Newberry Federal is not an active purchaser of loans.

     All loans originated by Newberry Federal are underwritten by Newberry Federal according to policies and procedures adopted by its board of directors. Newberry Federal originates both adjustable-rate and fixed-rate mortgage loans. Newberry Federal's ability to originate fixed- or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     In an effort to manage its interest rate risk position, Newberry Federal generally sells the conforming fixed-rate mortgage loans with terms in excess of 15 years that it originates. The sale of loans in the secondary mortgage market reduces Newberry Federal's risk that the interest rates paid to depositors will increase while Newberry Federal holds long-term, fixed-rate loans in its portfolio. It also allows Newberry Federal to continue to fund loans when savings flows decline or funds are not otherwise available.

     When Newberry Federal has sold loans, it generally has retained the servicing rights. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure procedures. At September 30, 2000, Newberry Federal was servicing $20.4 million of loans for others. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed after the loan is approved and the interest rate is accepted by the customer. This eliminates the risk to Newberry Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

     The following table presents total loans originated, sold and repaid during the periods indicated.

                                                             Year Ended
                                                            September 30,
                                                        ---------------------
                                                          2000         1999
                                                        --------    ---------
                                                           (In thousands)

Loans at beginning of period..........................   $76,791      $72,096
   Originations:
      Real estate:
         One- to four-family..........................     6,140       13,007
         Multi-family.................................        --           --
         Commercial...................................     4,801        1,142
         Construction.................................     1,535        1,373
         Land.........................................       823          309
                                                        --------    ---------
            Total real estate loans...................    13,299       15,831

      Consumer:
         Second mortgage loans, home equity loans
            and lines of credit.......................     2,055        2,571
         Automobile...................................     2,851        2,510
         Education....................................        21           14
         Other........................................     4,424        4,255
                                                        --------    ---------
            Total consumer loans......................     9,351        9,350

      Commercial......................................     4,093        1,798
                                                        --------    ---------
            Total loans originated....................    26,743       26,979
                                                        --------    ---------

Loans purchased.......................................        --           --
Deduct:
      Principal loan repayments and prepayments.......    19,018       22,284
      Loan sales......................................     1,680           --
      Transfers to real estate owned..................        53           --
                                                        --------    ---------
            Sub-total.................................    20,751       22,284
                                                        --------    ---------
Net loan activity.....................................     5,992        4,695
                                                        --------    ---------
      Loans at end of period .........................   $82,783      $76,791
                                                        ========    =========

     Loan   Commitments.   Newberry  Federal  issues  loan  commitments  to  its
prospective   borrowers   conditioned  on  the  occurrence  of  certain  events.
Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 2000, Newberry Federal had loan commitments and unadvanced loans and lines of credit totaling $8.5 million.

     Loan Fees. In addition to interest earned on loans, Newberry Federal receives income from fees on loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Newberry Federal charges loan origination fees for mortgage loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At September 30, 2000, Newberry Federal had $104,000 of net deferred loan costs. Newberry Federal amortized $4,300 of net deferred loan costs during the year ended September 30, 2000.

     Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrower fails to make a required loan payment by the 16th day of the month, Newberry Federal attempts to cure the deficiency by contacting the borrower and seeking the payment. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30th day of the month, a late notice is mailed and beyond the 60th day of the month, a demand letter is sent out. While Newberry Federal generally prefers to work with borrowers to resolve problems, Newberry Federal will refer the loan to an attorney and will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

     Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that Newberry Federal owns.

     Newberry Federal ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible. No additional interest is accrued to loan balance until the collection of both principal and interest becomes reasonably certain.

     The following table presents information with respect to Newberry Federal's nonperforming assets at the dates indicated.

                                                                                   At September 30,
                                                                    -----------------------------------------------
                                                                      2000      1999     1998      1997      1996
                                                                    --------  -------- --------  --------  --------
                                                                                (Dollars in thousands)

Nonaccruing loans:
   One- to four-family real estate................................      $111      $149     $207      $100     $  56
   Multi-family...................................................        --        --       --        --        --
   Commercial real estate.........................................        --        --       --        --        --
   Construction...................................................        --        --       --        --        --
   Land...........................................................        --        --       --        --        --
   Consumer.......................................................        22        14       62        65        30
                                                                      ------    ------   ------    ------    ------
      Total.......................................................       133       163      269       165        86
Real estate owned(1)..............................................        --        --        1         1       833
Other repossessed assets..........................................        22        14       18         3        --
                                                                      ------    ------   ------   -------    ------
      Total nonperforming assets(2)...............................       155       177      288       169       919
Troubled debt restructurings......................................        30        66       96        73        30
                                                                      ------    ------   ------   -------    ------
Troubled debt restructurings and
  total nonperforming assets......................................      $185      $243     $384      $242      $949
                                                                      ======    ======   ======   =======    ======
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans..................      0.20%     0.30%    0.51%     0.35%     0.18%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets.................      0.08%     0.12%    0.21%     0.14%     0.59%

------------
(1)  Real estate owned balances are shown net of related loss allowances.

(2) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.

     Interest income that would have been recorded for the year ended September 30, 2000, had nonaccruing loans been current according to their original terms amounted to approximately $12,199. Newberry Federal included income on such loans of $4,677 in total interest income for the year ended September 30, 2000.

         The following tables set forth the delinquencies in Newberry Federal's loan portfolio as of the dates indicated.

                                                                      At September 30,
                                          ------------------------------------------------------------------------
                                                         2000                                 1999
                                          -----------------------------------  -----------------------------------
                                             60-89 Days      90 Days or More      60-89 Days      90 Days or More
                                          ----------------- -----------------  ----------------- -----------------
                                           Number Principal  Number Principal   Number Principal  Number Principal
                                            of     Balance    of     Balance     of     Balance    of     Balance
                                           Loans   of Loans  Loans   of Loans   Loans   of Loans  Loans   of Loans
                                          ------- --------- ------- ---------  ------- --------- ------- ---------
                                                                   (Dollars in thousands)

Real estate loans:
   One- to four-family..................      20      $518       5      $119       21      $620       8      $149
   Multi-family.........................      --        --      --        --       --        --      --        --
   Commercial...........................       2        24      --        --        4       174      --        --
   Construction.........................      --        --      --        --       --        --      --        --
   Land.................................      --        --      --        --       --        --      --        --
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit...      --        --      --        --        5        44      --        --
   Automobile...........................      --        --      --        --        5        47      --        --
   Other................................       4         9       3         5        5        17       4        14
Commercial loans........................      --        --      --        --        4        68      --        --
                                           -----     -----   -----    ------      ---     -----      --     -----
      Total.............................      26      $551       8      $124       44      $970      12      $163
                                           =====     =====   =====    ======      ===     =====      ==     =====

Delinquent loans to total loans.........              0.67%             0.15%              1.26%             0.20%

     Real Estate Owned and Other Repossessed Assets. Real estate that Newberry Federal acquires through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At September 30, 2000, Newberry Federal had no real estate owned and $22,000 of repossessed personal property.

     Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

     There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention."

     The following table sets forth classified assets at September 30, 2000.

                                        Loss               Doubtful            Substandard       Special Mention
                                 -------------------  -------------------  ------------------- -------------------
                                 Principal Number of  Principal Number of  Principal Number of Principal Number of
                                  Balance    Loans     Balance    Loans     Balance    Loans    Balance    Loans
                                 --------- ---------  --------  ---------  --------  --------- --------- ---------
                                                              (Dollars in thousands)

Real estate loans:
   One- to four-family..........      --        --        --         --      $328         13        --        --
   Multi-family.................      --        --        --         --        18          1        --        --
   Commercial...................      --        --        --         --        --         --        --        --
   Construction.................      --        --        --         --        --         --        --        --
   Land.........................      --        --        --         --        --         --        --        --
Consumer loans:
   Second mortgage loans,
   home equity loans and
     lines of credit............      --        --        --         --        --         --        --        --
   Automobile...................      --        --        --         --        --         --        --        --
   Other........................      --        --        --         --        39         16        --        --
Commercial loans................      --        --        --         --         8          1        --        --
                                    ----      ----      ----       ----      ----       ----      ----      ----
      Total.....................      --        --        --         --      $393         31        --        --
                                    ====      ====      ====       ====      ====       ====      ====      ====
Delinquent loans to
   total loans..................      --                  --                  .47%                  --

     Allowance for Loan Losses. In originating loans, Newberry Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Newberry Federal maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review Newberry Federal's allowance for loan losses and may require Newberry Federal to make additional provisions for estimated losses based upon judgments different from those of management.

     In assessing the allowance for loan losses, Newberry Federal applies loss factors to various pools of outstanding loans and certain unused commitments. Newberry Federal segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, consumer). Loss factors are derived using Newberry Federal's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

     Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Newberry Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Newberry Federal's loan portfolio, will not request Newberry Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Newberry Federal's financial condition and results of operations.

     The following table presents an analysis of Newberry Federal's allowance for loan losses.

                                                                    Year Ended September 30,
                                                       --------------------------------------------------
                                                         2000      1999       1998      1997      1996
                                                       --------- ---------  --------  --------- ---------
                                                                     (Dollars in thousands)
Allowance for loan losses, beginning of year.........       $184      $181      $192       $227      $265
Charged-off loans:
   One- to four-family real estate...................         --         5        16          4         1
   Multi-family......................................         --        --        --         --        --
   Commercial real estate............................         --        --        --         --        --
   Construction......................................         --        --        --         --        --
   Land..............................................         --         1        --         --        --
   Commercial........................................         --        --        --         --        --
   Consumer..........................................        150       161       106        144        59
                                                           -----     -----     -----      -----     -----
      Total charged-off loans........................        150       167       122        148        60
Recoveries on loans previously charged off:
   One- to four-family real estate...................         --         1        --         18        --
   Multi-family......................................         --        --        --         --        --
   Commercial real estate............................         --        --        --         --        --
   Construction......................................         --        --        --         --        --
   Land..............................................         --        --        --         --        --
   Commercial........................................         --        --        --         --        --
   Consumer..........................................         91        27        26         24        22
                                                           -----     -----    ------     ------    ------
      Total recoveries...............................         91        28        26         42        22
Net loans charged-off................................         59       139        96        106        38
Provision for loan losses............................        340       142        85         70        --
                                                           -----     -----    ------     ------    ------
Allowance for loan losses, end of period.............       $465      $184      $181       $191      $227
                                                           =====     =====    ======     ======    ======

Net loans charged-off to average interest-earning loans     0.19%     0.18%     0.14%      0.17%     0.06%
Allowance for loan losses to total loans.............       0.56%     0.24%     0.25%      0.28%     0.36%
Allowance for loan losses to nonperforming
   loans and troubled debt restructurings............     251.48%    80.79%    49.59%     80.25%   195.69%
Net loans charged-off to allowance for loan losses...      32.26%    74.59%    52.49%     55.50%    16.74%
Recoveries to charge-offs............................      60.67%    17.37%    22.13%     28.38%    36.67%

     The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

                                                                At September 30,
                              ----------------------------------------------------------------------------------
                                         2000                        1999                         1998
                              --------------------------- ---------------------------  -------------------------
                                      Percent   Percent           Percent    Percent          Percent   Percent
                                      Allowance of Loans          Allowance  of Loans         Allowance of Loans
                                      in each   in Each           in each    on Each          in each   on Each
                                      Category  Category          Category   Category         Category  Category
                                      to Total  to Total          to Total   of Total         to Total  to Total
                              Amount  Allowance   Loans   Amount  Allowance   Loans    Amount Allowance   Loans
                              ------  --------- --------- ------- ---------  --------  ------ --------- --------
                                                             (Dollars in thousands)
Real estate.................. $140      30.11%    81.94%  $  85     45.95%    80.61%   $118      65.19%   78.15%
Consumer.....................  325      69.89     17.07     100     54.05     16.92      63      34.81    18.23
Commercial...................   --         --        --      --        --        --      --         --       --
                              ------  ---------            ------ ---------            ------  ---------
   Total allowance
     for loan losses......... $465     100.00%             $185    100.00%             $181     100.00%
                              ======  =========            ====== =========            ======  =========
                                                 At September 30,
                              -------------------------------------------------------
                                        1997                        1996
                              --------------------------  ---------------------------
                                      Percent   Percent           Percent    Percent
                                      Allowance of Loans          Allowance  of Loans
                                      in each   in Each           in each    on Each
                                      Category  Category          Category   Category
                                      to Total  to Total          to Total   of Total
                              Amount  Allowance   Loans   Amount  Allowance   Loans
                              ------ ---------  --------  ------  --------- ---------
                                               (Dollars in thousands)
Real estate.................   $164     85.86%    77.85%   $209      92.07%    81.08%
Consumer....................     27     14.14     19.12      18       7.93     16.71
Commercial..................     --        --        --      --         --        --
                             ------    ------             -----     ------
   Total allowance
     for loan losses........   $191    100.00%             $227     100.00%
                             ======    ======             =====     ======

Investment Activities

     Newberry Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Newberry Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Newberry Federal are also required to maintain an investment in Federal Home
Loan Bank stock. Newberry Federal is required under federal regulations to maintain a minimum amount of liquid assets.

     Because of low loan demand in its primary market area, Newberry Federal has maintained a significant investment in investment securities and mortgage-backed securities classified as available-for-sale. Newberry Federal's investment securities consist primarily of U.S. Government and agency obligations. Newberry Federal's mortgage- backed securities consist of U.S. Government agency issues as well as investment grade private issues. Newberry Federal's investment and mortgage-backed securities generally have average life of less than 15 years.

     Newberry Federal's investment policy permits Newberry Federal to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk, including interest rate cap and floor agreements. See Note 14 of the Financial Statements.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

     Newberry Federal maintains a trading account for certain classes of collateralized mortgage obligations. At September 30, 2000, Newberry Federal had no securities classified as "trading securities."

     All of Newberry Federal's investment and mortgage-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value, which would lower Newberry Federal's capital position. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, so that Newberry Federal may have to invest the funds at a lower interest rate.

     At September 30, 2000, Newberry Federal's investment in mortgage-backed securities had an aggregate book value in excess of 251.00% of Newberry Federal's retained earnings at that date, with an aggregate book value of $109.8 million or 28.49% of retained earnings.

     The following table presents the amortized cost and fair value of Newberry Federal's securities, by type of security, at the dates indicated.

                                                                                    At September 30,
                                                                      --------------------------------------------
                                                                              2000                    1999
                                                                      ---------------------   --------------------
                                                                      Amortized     Fair      Amortized     Fair
                                                                        Cost       Value         Cost       Value
                                                                      ----------  ---------   ---------  ---------
                                                                                     (In thousands)

Investment securities:
   Debt securities held-to-maturity:
      Obligations of U.S. government agencies........................ $       --  $      --   $      --   $     --
      Other securities...............................................      1,091      1,091       1,091      1,091
                                                                      ----------  ---------   ---------   --------
            Total....................................................      1,091      1,091       1,091      1,091

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and U.S.
        government agencies..........................................     24,414     21,885      21,487     19,111
      Other securities...............................................         --         --          --         --
                                                                      ----------  ---------   ---------   --------
            Total....................................................     24,414     21,885      21,487     19,111

   Equity securities available-for-sale:
      Federal Home Loan Bank stock...................................      1,882      1,882       1,962      1,962
      Mutual funds...................................................      1,061        915       1,057        914
      Other securities...............................................         72         91          72         80
                                                                      ----------  ---------   ---------   --------
        Total........................................................      3,015      2,888       3,091      2,956

   Equity securities held-to-maturity:
      Other securities...............................................         50         50          50         50
            Total debt and equity securities.........................     28,570     25,914      25,719     23,208
                                                                      ----------  ---------   ---------   --------


Mortgage-backed securities:
   Mortgage-backed securities held-to-maturity:
      FHLMC..........................................................      2,645      2,282       2,977     2,858
      FNMA...........................................................      1,230      1,211       1,489     1,482
                                                                      ----------  ---------   ---------   -------
          Total mortgage-backed securities
              held-to-maturity.......................................      3,875      3,493       4,466     4,340
                                                                      ----------  ---------   ---------   -------


   Mortgage-backed securities available-for-sale:
      FHLMC..........................................................     36,223     34,921      34,445    33,899
      FNMA...........................................................     40,707     39,124      30,509    28,863
      GNMA..........................................................       9,626      9,495      11,839    11,589
      Private issues.................................................     23,547     22,425      23,786    22,534
                                                                      ----------  ---------   ---------   -------
        Total mortgage-backed securities
         available-for-sale..........................................    110,103    105,965     100,579    96,885
                                                                      ----------  ---------   ---------   -------
         Net unrealized (losses) gains on
          available-for-sale securities..............................     (6,795)        --      (6,204)       --
                                                                      ----------  ---------   ---------   -------

            Total securities.........................................   $135,753   $135,372    $124,560  $124,433
                                                                      ==========  =========   =========  ========

     The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                            Year Ended
                                                                          September 30,
                                                                      ----------------------
                                                                        2000         1999
                                                                      --------    ----------
                                                                          (In thousands)

Mortgage-backed securities:
   Mortgage-backed securities, beginning of period (1)............    $101,351      $ 91,971
   Purchases:
     Mortgage-backed securities - held-to-maturity................          --            --
     Mortgage-backed securities - available-for-sale..............      48,233       102,695
   Sales:
     Mortgage-backed securities - available-for-sale..............     (25,380)      (55,720)
   Repayments and prepayments:
     Mortgage-backed securities...................................     (14,215)      (35,230)
   Increase (decrease) in net premium.............................         294           183
   Increase (decrease) in unrealized gain.........................        (443)       (2,548)
                                                                      ---------     ---------
       Net increase (decrease) in mortgage-backed securities......       8,489         9,380
                                                                      ---------     ---------
   Mortgage-backed securities, end of period......................    $109,840      $101,351
                                                                      =========     ========
Investment securities:

   Investment securities, beginning of period (2).................     $23,209      $  7,888
   Purchases:
     Investment securities - held-to-maturity.....................          --         1,141
     Investment securities - available-for-sale...................       2,313        22,562
     Investment securities - trading..............................       3,336            --
   Sales:
     Investment securities - available-for-sale...................        (275)       (4,892)
     Investment securities - trading..............................      (3,336)           --
   Calls:
     Investment securities - held-to-maturity.....................          --        (1,352)
     Investment securities - available-for-sale...................          --            --
   Maturities:
     Investment securities - held-to-maturity.....................          --            --
     Investment securities - available-for-sale...................          --            --
   Increase (decrease) in net premium.............................         814           283
   Increase (decrease) in unrealized gain.........................        (147)       (2,421)
                                                                      ---------     --------
       Net increase (decrease) in investment securities...........       2,705        15,321
                                                                      ---------     --------
   Investment securities, end of period...........................     $25,914       $23,209
                                                                      =========     ========

---------------
(1)  Includes mortgage-backed securities available-for-sale.
(2)  Includes investment securities available-for-sale.

     The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Newberry Federal's debt securities at September 30, 2000.


                                                                At September 30, 2000
                                        -----------------------------------------------------------------
                                                                   More than            More than
                                              One Year            One Year to         Five Years to
                                               or Less            Five Years            Ten Years
                                        -------------------- --------------------- --------------------
                                                   Weighted              Weighted             Weighted
                                        Carrying    Average   Carrying   Average   Carrying    Average
                                          Value      Yield     Value      Yield      Value      Yield
                                        ---------  --------- ---------- ---------- ---------  ---------
                                                                (Dollars in thousands)

Held-to-maturity securities:
   Investment securities:
      Municipal securities (1)........     $1,091    7.46%    $  --        --% $       --        --%
      Obligations of U.S.
         Government agencies..........         --     --         --        --          --        --
      Mortgage-backed securities......         --     --         --        --          --        --
                                           ------             ------                 -----
         Total securities at
            amortized cost............     $1,091    7.46%    $  --        --        $ --        --
                                           ======             ======                 =====

Available-for-sale securities:
   Investment securities:
      Obligations of U.S. Treasury....     $   --      --%    $  --        --% $       --        --%
      Obligations of U.S.
         Government agencies..........      1,672    6.54        --        --          --        --
      Equity securities...............         --      --        --        --          --        --
      Mutual funds....................         --      --        --        --          --        --
   Mortgage-backed securities.........         --      --        --        --         930      7.27
                                           ------   -----     ------      -----      -----     -----

         Total securities at fair value    $1,672    6.54%    $  --        --%       $930      7.27%
                                           ======             ======                 =====

                                                    At September 30, 2000
                                        ---------------------------------------------

                                              More than
                                              Ten Years                Totals
                                        ----------------------  ---------------------
                                                     Weighted               Weighted
                                         Carrying     Average    Carrying    Average
                                           Value       Yield      Value       Yield
                                        -----------  ---------  ----------  ---------
                                                     (Dollars in thousands)

Held-to-maturity securities:
   Investment securities:
      Municipal securities (1)........   $    --         --%    $  1,091       7.46%
      Obligations of U.S.
         Government agencies..........        50         --           50         --
      Mortgage-backed securities......     3,875       6.24        3,875       6.98
                                         -------                --------
         Total securities at
            amortized cost............   $ 3,925       6.24       $5,016       7.02
                                         =======                ========

Available-for-sale securities:
   Investment securities:
      Obligations of U.S. Treasury....   $    --        --%     $     --         --%
      Obligations of U.S.
         Government agencies..........    20,213       8.24       21,885       8.11
      Equity securities...............     1,973       7.23        1,973       7.23
      Mutual funds....................       915       5.71          915       5.71
   Mortgage-backed securities.........   105,035       7.72      105,965       7.72
                                         -------     ------     --------     ------

         Total securities at fair value $128,136       7.78%    $130,738       7.76%
                                        ========                ========

---------------
(1) Weighted average yield data for municipal securities is presented on a tax equivalent basis assuming a combined federal and state tax rate of 38%.

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for Newberry Federal's lending and other investment activities. In addition, Newberry Federal also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Newberry Federal may use borrowings from the Federal Home Loan Bank of Atlanta to compensate for reductions in the availability of funds from other sources.

     Deposit Accounts. Nearly all of Newberry Federal's depositors reside in South Carolina. Newberry Federal offers a wide variety of deposit accounts with a range of interest rates and terms. Newberry Federal's deposit accounts consist of interest-bearing checking, noninterest-bearing checking, various savings accounts, money market savings and certificates of deposit. The maturities of Newberry Federal's certificate of deposit accounts range from three months to five years. In addition, Newberry Federal offers retirement accounts, including IRAs, Keogh accounts and simplified employee pension plan accounts. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. Newberry Federal reviews its deposit mix and pricing weekly.

     Newberry Federal believes it is competitive in the interest rates it offers on its deposit products. Newberry Federal determines the rates paid based on a number of factors, including rates paid by competitors, Newberry Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Newberry Federal does not use brokers to obtain deposits and at September 30, 2000 had no brokered deposits.

     In the unlikely event Newberry Federal is liquidated after the conversion, depositors will be entitled to full payment of their deposit accounts before any payment is made to DutchFork Bancshares as the sole stockholder of Newberry Federal.

     The following table presents the deposit activity of Newberry Federal for the periods indicated.

                                                   Year Ended September 30,
                                                   -------------------------
                                                      2000          1999
                                                   -----------   -----------
                                                        (In thousands)

Beginning balance.................................   $137,537      $141,702
Increase (decrease) before interest credited......      3,347       (10,155)
Interest credited.................................      6,846         5,990
                                                    ----------   -----------
Net increase (decrease)...........................     10,193        (4,165)
                                                    ---------    -----------
Ending balance....................................   $147,730      $137,537
                                                    =========    ===========

     The following table indicates the amount of Newberry Federal's jumbo certificates of deposits by time remaining until maturity as of September 30, 2000. Jumbo certificates of deposits have principal balances of $100,000 or more.

                                                        Weighted
                                                        Average
Maturity Period                      Amount              Rate
---------------                    ----------          ---------
                                 (In thousands)

Three months or less............     $  5,091            6.13%
Over 3 through 6 months.........        5,581            5.96
Over 6 through 12 months........       13,839            6.09
Over 12 months..................          --
                                     -------
      Total.....................     $ 24,511            6.09%
                                     ========

     The following table presents information concerning average balances and rates paid on Newberry Federal's deposit accounts for the periods indicated.

                                                      For the Year Ended September 30,
                                      --------------------------------------------------------------
                                                   2000                              1999
                                      ------------------------------- ------------------------------
                                                  Percent                         Percent
                                                    of      Weighted                of      Weighted
                                      Average      Total     Average   Average     Total     Average
                                      Balance     Deposits    Rate     Balance    Deposits    Rate
                                      --------    --------   -------- ---------   --------  --------
                                                          (Dollars in thousands)
Passbook accounts...................  $ 17,177      11.38%    2.79%   $  17,588    12.61%     2.80%
NOW and money market
   accounts.........................    31,652      20.97     2.24       26,632    19.10      2.06
Certificates of deposit (1).........   102,092      67.65     6.06       95,220    68.29      5.20
                                      --------     ------             ----------  ------
      Total average deposits........  $150,921     100.00%            $ 139,440   100.00%
                                      ========     ======             ==========  ======

--------------
(1)  Based on remaining maturity of certificates of deposit.

     Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificates of deposits in Newberry Federal categorized by rates and maturities at the dates indicated.

                                                             Period to Maturity from September 30, 2000
                                                  -----------------------------------------------------------------
                                                                                 Over
                                                    Less           One            Two         Over
                                                  than One        to Two        to Three      Three
                                                    Year          Years          Years        Years         Total
                                                  --------      ----------      --------      ------      ----------
                                                                       (Dollars in thousands)
Certificates of deposit:
   0 to 2.00%................................      $   410      $     --      $     --       $  --        $     410
   2.01 to 4.00%.............................            9            --            --          --                9
   4.01 to 5.00%.............................        3,196           657           125           6            3,984
   5.01 to 6.00%.............................       49,466         2,579           454          47           52,546
   6.01 to 7.00%.............................       34,153         7,288           462         112           42,015
   7.01 to 8.00%.............................          794           648            30                        1,472
   8.01 to 9.00%.............................           --            --            --          --               --
                                                   -------      --------      ---------      ------       ---------
      Total certificates of
         deposit.............................      $88,028      $ 11,172      $  1,071       $ 165        $ 100,436
                                                   =======      ========      =========      ======       =========

     Borrowings. Newberry Federal may borrow from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank, providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Atlanta, Newberry Federal is required to own capital stock in the Federal Home Loan Bank of Atlanta and may borrow on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2000, Newberry Federal had the ability to borrow up to approximately $56.2 million from the Federal Home Loan Bank of Atlanta. At September 30, 2000, Newberry Federal had outstanding advances of $35.0 million.

     At September 30, 2000, Newberry Federal also maintained an $6.5 million unsecured credit facility with a third party financial institution. At September 30, 2000, Newberry Federal had an outstanding balance of $2.8 million under this credit facility.

     The following tables presents certain information regarding Newberry Federal's use of Federal Home Loan Bank of Atlanta advances and other borrowings (excluding the liability for certain security financing of $4.8 million) during the periods and at the dates indicated.

                                                              At or For the Year Ended
                                                                   September 30,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
                                                                (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding............................      $32,423       $24,944
   Maximum amount outstanding at any month-end
      during the period...................................       37,640        39,240
   Balance outstanding at end of period...................       35,000        39,240
   Weighted average interest rate during the period.......         5.98%         5.58%
   Weighted average interest rate at end of period........         5.73%         5.65%

Other borrowings:
   Average balance outstanding............................     $  3,517      $  2,120
   Maximum amount outstanding at any month-end
      during the period...................................        7,310         7,370
   Balance outstanding at end of period...................        2,755         7,370
   Weighted average interest rate during the period.......         6.00%         4.95%
   Weighted average interest rate at end of period........         6.90%         5.50%

Subsidiary Activities

     DutchFork Bancshares' sole subsidiary is Newberry Federal. Newberry Federal has one wholly owned subsidiary, Inter-Community Service Corporation, which operates as an insurance agency and also owns approximately 30 acres of residential land for development. At September 30, 2000, Inter-Community Service Corporation's assets totaled approximately $781,000.

Personnel

     As of September 30, 2000, Dutchfork Bancshares had 42 full-time employees and 12 part-time employees, none of whom is represented by a collective bargaining unit. Dutchfork Bancshares believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, DutchFork Bancshares is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Newberry Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Newberry Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the Federal Deposit Insurance Corporation. Newberry Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Newberry Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on DutchFork Bancshares, Newberry Federal and their operations. Certain of the regulatory requirements applicable to Newberry Federal and to DutchFork Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on Newberry Federal and DutchFork Bancshares.

Holding Company Regulation

     DutchFork Bancshares is a unitary savings and loan holding company under federal law because Newberry Federal is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation--Qualified Thrift Lender Test." Recent legislation, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. DutchFork Bancshares does not qualify for the grandfather and is limited to such activities. If DutchFork Bancshares acquires another savings institution or savings bank that is not a problem institution, that meets the qualified thrift lender test and that the Office of Thrift Supervision considers to be a savings institution, DutchFork Bancshares would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and not merged into Newberry Federal. As a multiple savings and loan holding company, DutchFork Bancshares would generally be limited to activities permissible for bank holding companies under federal law so long as the Office of Thrift Supervision first approves of these activities, and to certain other activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of DutchFork Bancshares and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Newberry Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to DutchFork Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk- based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2000, Newberry Federal met each of its capital requirements.

     The following table presents Newberry Federal's capital position at September 30, 2000.

                                                                                         Capital
                                                                            ---------------------------------
                         Actual           Required           Excess             Actual           Required
                         Capital           Capital           Amount            Percent            Percent
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (Dollars in thousands)
Tangible............     $34,738          $4,550             $30,188            15.27%              1.50%
Core (Leverage).....      34,738           9,100              25,638            15.27               4.00
Risk-based..........      35,181           8,703              26,478            32.34               8.00

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift
Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Newberry Federal is a member of the SAIF. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, SAIF and BIF members began equal sharing of FICO payments on January 1, 2000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Newberry Federal. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Newberry Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, Newberry Federal's limit on loans to one borrower was $5.2 million, and Newberry Federal's largest aggregate outstanding balance of loans to one borrower was $3.6 million.

     QTL Test. The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, Newberry Federal maintained 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

    Limitation  on  Capital   Distributions.   Office  of  Thrift   Supervision
regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. An application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Newberry Federal, it is a subsidiary of a holding company. In the event Newberry Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Newberry Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. Newberry Federal is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Newberry Federal's liquidity ratio for September 30, 2000 was 78.8%, which exceeded the applicable requirements. Newberry Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Newberry Federal's latest quarterly thrift financial report. The assessments paid by Newberry Federal for the fiscal year ended September 30, 2000 totaled $51,000.

     Transactions with Related Parties. Newberry Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including DutchFork Bancshares and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Newberry Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Newberry Federal may make to insiders based, in part, on Newberry Federal's capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or even $1.2 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     Newberry Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Newberry Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Newberry Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2000 of $1,882,000.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Newberry Federal's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Newberry Federal complies with the foregoing requirements.

Community Reinvestment Act

     Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Newberry Federal's latest Community Reinvestment Act rating, received from the Office of Thrift Supervision was "Satisfactory."

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. DutchFork Bancshares and Newberry Federal report their income on a fiscal year, consolidated basis under the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Newberry Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to DutchFork Bancshares or Newberry Federal. For its 2000 taxable year, DutchFork Bancshares is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with Newberry Federal's 1996 taxable year, in which Newberry Federal originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by Newberry Federal during its six taxable years preceding its current taxable year.

     Distributions. If Newberry Federal makes "non-dividend distributions" to DutchFork Bancshares, such distributions will be considered to have been made from Newberry Federal's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from Newberry Federal's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in Newberry Federal's income. Non-dividend distributions include distributions in excess of Newberry Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Newberry Federal's current or accumulated earnings and profits will not be so included in its income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Newberry Federal makes a non- dividend distribution to DutchFork Bancshares, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Newberry Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     South Carolina Taxation. South Carolina has adopted the Internal Revenue Code, with certain modifications, as it relates to savings and loan associations, effective for taxable years beginning after December 31, 1984. Newberry Federal is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings and loan associations and savings banks in lieu of the general state business corporation income tax. Newberry Federal's state income tax returns have not been audited within the last five years.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, DutchFork Bancshares is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  DESCRIPTION OF PROPERTIES

Properties

     Newberry Federal currently conducts its business through its main office located in Newberry, South Carolina, and five other full-service banking offices. DutchFork Bancshares believes that these facilities are adequate to meet the present and immediately foreseeable needs of the Newberry Federal and DutchFork Bancshares.

                                                                                                    Net Book Value
                                                                       Leased,       Original       of Property at
                                                                     Licensed or       Year         September 30,
Location                                                                Owned        Acquired            2000
---------                                                            -----------     ---------     ----------------
                                                                                                    (In thousands)
Main/Executive Office:
1735 Wilson Road
Newberry, South Carolina  29108.................................        Owned          1993            $2,448

Branch Offices:
1323 College Street
Newberry, South Carolina  29108.................................        Owned          1993               201

127 Amicks Ferry Road (1)
Chapin, South Carolina  29036...................................        Owned          1987                91

101 N. Wheeler Street
Prosperity, South Carolina  29127...............................        Owned          1989                79

(1) On December 20, 2000, Newberry Federal and First Community Bank, NA announced the signing of a definitive agreement by which First Community Bank, NA will purchase the Chapin branch office.

ITEM 3.  LEGAL PROCEEDINGS

     DutchFork Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Newberry Federal, such as claims to enforce liens, condemnation proceedings on properties in which Newberry Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Newberry Federal's business. Newberry Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Newberry Federal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information regarding the market for DutchFork Bancshares' common equity and related stockholder matters is incorporated herein by reference to DutchFork Bancshares' 2000 Annual Report to Stockholders on page 55.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to DutchFork Bancshares' 2000 Annual Report to Stockholders on pages 5 through 14.

ITEM 7.  FINANCIAL STATEMENTS

     The information regarding financial statements is incorporated herein by reference to DutchFork Bancshares' 2000 Annual Report to Stockholders on pages 15 through 53.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information relating to the directors and officers of DutchFork Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at pages 4 through 6.

ITEM 10. EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at pages 6 through 8.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at pages 3 through 4.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at page 9.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) (1) The following are filed as a part of this report by means of incorporation to DutchFork Bancshares' 2001 Annual Report to
               Stockholders:

               o    Independent Auditors' Report

               o    Consolidated   Statements  of  Financial   Condition  as  of
                    September 30, 2000 and 1999

               o Consolidated Statements of Income for the Years Ended September 30, 2000 and 1999

               o Consolidated Statements of Comprehensive Operations for the Years Ended September 30, 2000 and 1999

               o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2000 and 1999

               o Consolidated Statements of Cash Flows for the Years Ended September 30, 2000 and 1999

               o    Notes to Consolidated Financial Statements

          (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  Exhibits

               3.1  Certificate  of  Incorporation   of  DutchFork   Bancshares,
                    Inc.(1)
               3.2  Bylaws of DutchFork Bancshares, Inc.(1)
               4.0  Specimen Stock Certificate of DutchFork Bancshares, Inc.(1)
               10.1 Newberry  Federal Savings Bank Employment  Agreement with J.
                    Thomas Johnson
               10.2 Newberry  Federal  Savings Bank  Employment  Agreement  with
                    Steve P. Sligh
               10.3 DutchFork  Bancshares,  Inc.  Employment  Agreement  with J.
                    Thomas Johnson
               10.4 DutchFork  Bancshares,  Inc. Employment Agreement with Steve
                    P.Sligh
               10.5 Newberry    Federal   Savings   Bank   Employee    Severance
                    Compensation Plan
               10.6 Newberry   Federal  Savings  Bank   Supplemental   Executive
                    Retirement Plan
               10.7 Adoption  Agreement for Employees'  Savings & Profit Sharing
                    Plan and Trust(1)
               13.0 Annual Report to Stockholders
               21.0 Subsidiary  information is incorporated  herein by reference to Part I, Item 1, "Business-Subsidiary Activities."
               23.0 Consent of Clifton D. Bodiford, CPA
               27.0 Financial Data Schedule

               --------------------
               (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto,
                    initially   filed  on  March  8,  2000,   Registration   No.
                    333-31986.

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DUTCHFORK BANCSHARES, INC.


Date: December 27, 2000            By:  /s/ J. Thomas Johnson
                                        -----------------------------------
                                        J. Thomas Johnson
                                        President, Chief Executive Officer and
                                        Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                   Title                                          Date

/s/ J. Thomas Johnson        President, Chief Executive               December 27, 2000
---------------------------  Officer and Chairman of the Board
J. Thomas Johnson            (principal executive officer)


/s/ Steve P. Sligh           Executive Vice President, Chief          December 27, 2000
---------------------------  Financial Officer, Treasurer
Steve P. Sligh               and Director (principal financial and
                             accounting officer)


/s/ Robert E. Livingston     Corporate Secretary and Director         December 27, 2000
---------------------------
Robert E. Livingston

/s/ Keitt Purcell            Director                                 December 27, 2000
---------------------------
Keitt Purcell

/s/ Robert W. Owen           Director                                 December 27, 2000
---------------------------
Robert W. Owen

/s/ James E. Wiseman         Director                                 December 27, 2000
---------------------------
James E. Wiseman