Form 10QSB
period 2000-12-31
DUTCHFORK BANCSHARES INC
filed 2001-02-14
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000


  [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to_________


                           Commission File No. 0-30483


                           DUTCHFORK BANCSHARES, INC.
       ------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


   Delaware                                              57-1094236
--------------------------------------------------------------------------------
   State of Incorporation                      I.R.S. Employer Identification


                1735 Wilson Road, Newberry, South Carolina 29108
         -------------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (803) 321-3200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,560,550 shares of common stock, par value $0.01 per share, were issued and outstanding as of January 31, 2001.

    Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Consolidated Balance Sheet at December 31, 2000 and September 30, 2000       4

Consolidated Statements of Income for the Three Months Ended
December 31, 2000 and 1999                                                   6

Consolidated Statements of Comprehensive Operations for
the Three Months Ended December 31, 2000 and 1999                            8

Consolidated Statements of Changes in Equity for the Three
Months Ended December 31, 2000                                               9

Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 2000 and 1999                                            10

Notes to Consolidated Financial Statements                                  12

Management's Discussion and Analysis of Results of Operations
and  Financial Condition                                                    13



                           PART II - OTHER INFORMATION

Item 1:    Legal Proceedings                                                18

Item 2:    Changes in Securities and Use of Proceeds                        18

Item 3:    Defaults upon Senior Securities                                  18

Item 4:    Submission of Matters to a Vote of Security Holders              18

Item 5:    Other Information                                                18

Item 6:    Exhibits and Reports on Form 8-K                                 18

PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial statements of DutchFork Banchshares, Inc. (the "Company" or "DutchFork Bancshares") are set forth in the following pages.

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                       December 31,      September 30,
                                                         2000               2000
                                                    --------------     ---------------
                                                      (unaudited)        (unaudited)
Assets

Cash and cash equivalents                            $  5,914,237      $  2,834,538
Investments and mortgage-backed securities:
      Available-for-sale:
           Investments (cost of $21,508,610 and
             $27,429,604 at December 31 and
             September 30, 2000, respectively)         20,781,313        24,772,470
           Mortgage-backed securities (cost of
             $116,240,114 and $110,102,612 at
             December 31 and September 30,
             2000, respectively)                      115,006,128       105,965,236
      Held-to-maturity:
           Investments (fair value of
             $1,141,000 and $1,141,000 at
             September 30 and December 31,
             2000, respectively)                        1,141,000         1,141,000
           Mortgage-backed securities (fair
             value of $3,678,993 and $3,493,114
             at December 31 and September 30,
             2000, respectively)                        3,774,999         3,874,486
Loans receivable                                       79,507,390        78,307,565
Repossessed assets                                             --            22,246
Premises, furniture and equipment, net                  3,678,471         3,600,824
Accrued interest receivable:
      Loans and mortgage-backed securities                592,437           560,940
      Investments and other property                      802,457           925,279
Prepaid assets                                            427,862           351,971
Prepaid income tax and tax refunds
   receivable                                                  --            43,600
Deferred tax asset                                        572,637           566,355
Other                                                     786,854         1,101,479
                                                     ------------      ------------
Total assets                                         $232,985,785      $224,067,989
                                                     ============      ============




                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                December 31,         September 30,
                                                                   2000                  2000
                                                              ---------------      ---------------
                                                                (unaudited)          (unaudited)
Liabilities and stockholders' equity
Liabilities:
      Deposit accounts                                         $ 146,375,386       $ 147,730,669
      Federal Home Loan Bank advances                             35,000,000          35,000,000
      Other borrowings                                                    --           2,755,000
      Advances from borrowers for taxes
         and insurance                                                30,142              60,727
      Accrued income taxes payable                                 2,965,810             838,707
      Accounts payable - securities                               12,027,240           4,785,938
      Accounts payable                                                 9,098              21,837
      Accrued expenses                                               852,780             655,789
      Accrued interest payable                                       768,213             860,231
      Other                                                          115,437              63,576
                                                               -------------       -------------
Total liabilities                                                198,144,106         192,772,474
                                                               -------------       -------------

Commitments and contingencies                                             --                  --
Stockholders' equity:
      Preferred stock, $.01 par value, 500,000 shares
         authorized and unissued                                          --                  --
      Common stock, $.01 par value,
         4,000,000 shares authorized, 1,560,550
         issued and outstanding at December 31
         and September 30, 2000                                       15,605              15,605
      Additional paid-in capital                                  14,557,956          14,554,183
      Retained earnings, substantially restricted                 22,706,338          22,180,461
      Accumulated other comprehensive income (loss)               (1,209,169)         (4,216,676)
      Unearned employee stock ownership plan shares               (1,229,051)         (1,238,058)
                                                               -------------       -------------
Total stockholders' equity                                        34,841,679          31,295,515
                                                               -------------       -------------
Total liabilities and stockholders' equity                     $ 232,985,785       $ 224,067,989
                                                               =============       =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income

                                                                    Three Months Ended
                                                                       December 31,

                                                                  2000            1999
                                                              ------------    ------------
                                                              (unaudited)      (unaudited)
Interest income:
      Loans receivable                                         $1,660,617      $1,478,184
      Investments                                                 375,015         596,012
      Mortgage-backed and related securities                    2,105,028       1,632,430
      Other interest-earning assets                                49,737          67,543
                                                               ----------      ----------
           Total interest income                                4,190,397       3,774,169
                                                               ----------      ----------

Interest expense:
      Interest expense on deposit accounts                      1,834,614       1,622,930
      Federal Home Loan Bank advances                             501,750         494,115
      Other borrowings purchased                                   47,180          25,791
                                                               ----------      ----------
           Total interest expense                               2,383,544       2,142,836
                                                               ----------      ----------



Net interest income                                             1,806,853       1,631,333
      Provision for loan losses                                        --         160,000
                                                               ----------      ----------
      Net interest income after provision for loan losses       1,806,853       1,471,333
                                                               ----------      ----------

Noninterest income:

      Gain (loss) on sale of securities, net                      195,087              --
      Loan origination and commitment fees                         27,766          15,083
      Profit on sale of loans                                          --             303
      Loan servicing fees                                          14,369          16,841
      Bank service charges                                        166,057         172,662
      Loan late charges                                            14,232          12,650
      Other                                                        32,585          23,640
                                                               ----------      ----------
           Total noninterest income                               450,096         241,179
                                                               ----------      ----------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                  Consolidated Statements of Income (continued)


                                                Three Months Ended
                                                    December 31,
                                               2000             1999
                                            ---------         -------
Noninterest expense:
      Compensation and benefits               680,831         552,792
      Occupancy                                84,983          78,456
      SAIF deposit insurance premium            8,011          20,594
      Foreclosed real estate expenses             100             294
      Furniture and equipment                  79,043         100,614
      Professional fees                        80,031          76,896
      Telephone and postage                    47,396          38,002
      Insurance                                77,928          10,738
      Marketing                                26,982          48,225
      Data processing                          71,813          79,708
      Supplies and printing                    23,643          15,964
      OTS assessments                          13,627          11,704
      Meetings                                  7,340           5,135
      Bank service charges                     10,942           8,620
      Loan expenses                            10,043           9,856
      Transaction account charges              10,477          12,781
      Automated teller system                   6,618           6,183
      Contributions                            70,722         103,889
      Other                                    87,068          34,877
                                            ----------      ---------
           Total noninterest expense        1,397,598       1,215,328
                                            ----------      ---------

      Income before income taxes              859,351         497,184

Provision for income taxes                    333,474         198,770
                                           ----------       ---------

Net income                                 $  525,877      $  298,414
                                           ==========      ===========

Net income per share                       $     0.34      $      N/A
                                           ==========      ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations

                                                         Three Months Ended
                                                             December 31,
                                                         2000           1999
                                                      ----------     ----------

Net income                                            $  525,877     $  298,414

Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) arising during the
         period, net of tax effect of $1,841,767 and
         $(532,502) for the three months ended
         December 31, 2000 and 1999, respectively      3,007,507       (871,036)
                                                      ----------     ----------

Comprehensive income (loss)                           $3,533,384     $ (572,622)
                                                      ==========     ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity



                                                                                                          Employee Stock
                                             Number of                      Additional        Retained      Ownership
                                              Shares     Common Stock    Paid-in Capital      Earnings      Plan Loan
                                            ----------   ------------    ---------------  ------------    -------------
Balance at September 30, 2000               1,560,550    $     15,605    $ 14,554,183     $ 22,180,461    $ (1,238,058)
       Net income                                                                              525,877
       Release of 901 ESOP shares                                               3,773                            9,007
       Change in net unrealized
          depreciation on investments
          available for sale (net of
          deferred and current income
          taxes of $1,841,767)
                                          -----------    ------------    ------------     ------------    ------------
                                            1,560,550    $     15,605    $ 14,557,956     $ 22,706,338    $ (1,229,051)
                                          ===========    ============    ============     ============    ============

                                            Accumulated
                                               Other               Total
                                           Comprehensive        Stockholders'
                                           Income (Loss)          Equity
                                           -------------     ----------------
Balance at September 30, 2000              $ (4,216,676)       $ 31,295,515
       Net income                                                   525,877
       Release of 901 ESOP shares                                    12,780
       Change in net unrealized
          depreciation on investments
          available for sale (net of
          deferred and current income
          taxes of $1,841,767)                3,007,507           3,007,507
                                           ------------        ------------
                                           $ (1,209,169)       $ 34,841,679
                                           ============        ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                          Three Months Ended
                                                                             December 31,
                                                                       2000               1999
                                                                    -----------       -----------
                                                                    (unaudited)       (unaudited)
Operating Activities

Net income                                                       $    525,877       $    298,414
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation                                                     58,283             59,450
      Provision for losses                                                 --            160,000
      (Gain) loss on sales of investments and mortgage-
           backed securities                                         (174,937)                --
      Net loss on sales on loans                                           --                 --
      Net loss on sales of foreclosed real estate                          --                 --
      Increase (decrease) in deferred loan origination fees             4,253             (1,082)
      Amortization of premiums (discounts) on investments,
         mortgage-backed securities and loans                        (364,601)          (300,952)
      Decrease (increase) in accrued interest receivable               91,325            316,297
      Decrease (increase) in prepaid and other assets                 282,334             95,534
      Decrease (increase) in deferred tax asset                            --            (71,194)
      Increase (decrease) in accrued interest payable                 (92,018)           (57,769)
      Increase (decrease) in accounts payable and accrued
           expenses                                                 7,228,563         10,749,372
      Increase (decrease) in other liabilities                        527,711           (121,080)
      Origination of loans held for sale                                   --            (47,357)
      Proceeds from sales of loans held for sale                                         578,727
                                                                 ------------       ------------
Net cash provided (used) by operating activities                    8,086,790         11,658,360
                                                                 ------------       ------------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                                         Three Months Ended
                                                                            December 31,
                                                                       2000              1999
                                                                  ------------       ------------
                                                                   (unaudited)        (unaudited)
Investing Activities
Principal payments on mortgage-backed securities                    2,030,004          4,465,858
Purchases of held to maturity securities                                   --                 --
Proceeds from maturities of securities                                     --                 --
Purchases of available-for-sale securities                        (41,443,294)       (23,579,442)
Proceeds from sales of available-for-sale securities               39,852,049          5,199,085
Net (increase) decrease in loans receivable                        (1,204,078)          (162,191)
Proceeds from sales of repossessed assets                              22,246                 --
Purchases of premises, furniture and equipment                       (135,930)           (25,721)
                                                                 ------------       ------------
Net cash provided (used) by investing activities                     (879,003)       (14,102,411)
                                                                 ------------       ------------

Financing Activities
Net  increase (decrease) in deposit accounts                       (1,355,283)        10,899,307
Proceeds from Federal Home Loan Bank advances                              --          4,600,000
Payments on Federal Home Loan Bank advances and
   other borrowings                                                        --        (21,270,000)
Proceeds from other borrowings                                     15,190,000         11,125,000
Repayments of other borrowings                                    (17,945,000)                --
Issuance of stock in public offering                                       --                 --
Repayment of ESOP loan                                                 12,780                 --
Increase (decrease) in advances from borrowers for
   taxes and insurance                                                (30,585)           (42,981)
                                                                 ------------       ------------
Net cash provided by financing activities                          (4,128,088)         5,311,326
                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents                3,079,699          2,867,275
Cash and cash equivalents at beginning of year                      2,834,538          3,256,053
                                                                 ------------       ------------
Cash and cash equivalents at end of year                         $  5,914,237       $  6,123,328
                                                                 ============       ============

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
       Interest                                                  $  4,011,988       $  2,200,605
       Taxes                                                     $    712,972       $         --

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note 1 - Organization

           DutchFork Bancshares, Inc. was incorporated under the laws of Delaware in February 2000 for the purpose of serving as the holding company of Newberry Federal Savings Bank ("Newberry Federal" or the "Bank") as part of the Bank's conversion from the mutual to stock form of organization. The conversion, completed on July 5, 2000, resulted in the Company issuing an aggregate of 1,560,550 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, the Company had not engaged in any material operations and had no assets or income. The Company is a savings and loan holding company and subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission.

Note 2 - Accounting Principles

           The accompanying unaudited financial statements of the Bank have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share

           Earnings per share for the three months ended December 31, 2000 were calculated based upon 1,560,550 shares outstanding during the period. No earnings per share amounts have been presented for the three months ended
December 31, 1999, since no shares were outstanding during the periods presented.

Note 4 - Sale of Branch

           The Company has entered into an agreement to sell its Chapin branch, which has approximately $13,000,000 in deposits. The sale will be completed in February 2001, and the Company will pay to the acquirer the amount of the deposit liability, less the value of the assets transferred and the premium to be received on the deposits.

       To  generate   funds  for  the  deposit   liability,   the  Company  sold
approximately $10,600,000 of loans at a gain of approximately $35,000.

Note 5 - Other Subsequent Events

           After December 31, 2000, the Company sold approximately $16,000,000 of loan servicing at a gain of approximately $145,000.

Item 2.

Forward Looking Statements

           This prospectus contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flow, competition, demand for financial services in and DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.

Operating Strategy

           DutchFork Bancshares' wholly owned subsidiary, Newberry Federal, is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit and loan products to its customers. Because of weak loan demand in Newberry Federal's primary market area, management has maintained a substantial investment in investment securities and mortgage-backed securities classified as available-for-sale. Management's objective in managing the securities portfolio is to maintain a portfolio of high quality, highly liquid investments with competitive returns in order to maximize current income without compromising credit quality.

           In December, management entered into a definitive agreement to sell the Chapin facility to another bank. This was the only operating facility the Bank maintained outside of Newberry County, and the sale of the Chapin branch is an effort to maintain and strengthen the Bank's market share within Newberry County. The sale of the Chapin facility will better maximize marketing and sales efforts by creating improved cost efficiencies and a stronger competitive position. Management believes this should lead to improved profit, increased shareholder value and better risk management over the long term.

Comparison of Financial Condition at December 31, 2000 and September 30, 2000:

           Total assets increased by $8.9 million from $224.1 million at September 30, 2000 to $233.0 million at December 31, 2000, primarily as a result of a $5.0 million increase in investment securities and a $3.1 million increase in cash and cash equivalents. The increase in cash and cash equivalents and investments and mortgage-backed securities was primarily due to an increase in the accounts payable liability for securities purchased.

           At December 31, 2000, total equity was $34.8 million, after a $1.2 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2000 of $31.3 million, after a $4.2 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale.

           During the three months ended December 31, 2000, the market values of investments and mortgage-backed securities increased by $4,849,274, and after the tax effect of $1,841,767, equity increased by $3,007,507 from this increase in market values.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and December 31, 1999:

Net Income

           Net income for the three months ended December 31, 2000 increased by $227,000 to $526,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $336,000, and non-interest income increased by $209,000, with these increases in income being partially offset by an increase in non-interest expense and income taxes of $317,000.

Net Interest Income

           Net interest income increased from $1.6 million for the three months ended December 31, 1999 to $1.8 million for the same period in 2000. The average interest rate spread decreased slightly with a significant increase in average net interest earning assets of $12.3 million, resulting primarily from the additional capital raised in the conversion and public offering.

Provision for Loan Losses

           The provision for loan losses for the three months ended December 31, 2000 was $0, compared to $160,000 for the same period in 1999. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

           Non-interest income increased by $209,000, primarily as a result of $195,000 in gains on the sale of securities.

Non-Interest Expense

           Non-interest expense increased from $1.2 million for the three months ended December 31, 1999 to $1.4 million for the three months ended December 31, 2000. The increase was primarily a result of increases in compensation and benefits of $128,000, ESOP expense of $13,000 and costs of $68,000 related to interest rate caps and floors. The cost of the interest rate caps and floors are due to efforts to limit exposure to the changing interest rate environment.

Provision for Income Taxes

           Income tax increased by $135,000 due to the increase in income before income taxes.

Liquidity and Capital Resources

           Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 60.8% of assets at December 31, 2000.

           Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Atlanta.

           The desired level of liquidity for the Company is determined by management in conjunction with the Asset/Liability Committees of the Bank. The level of liquidity is based on management's strategic direction for the Company's commitments to make loans and the Committees' assessment of the Bank's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortization and prepayments of loans, Federal Home Loan Bank advances, reverse repurchase agreements and sales of securities and loans held for sale.

           The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At December 31, 2000, the Bank was in compliance with all applicable capital requirements.

                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                                   Three Months Ended December 31,               Three Months Ended December 31,
                                                               2000                                           1999
                                                  Average                    Yield/            Average                   Yield/
                                                  Balance     Interest        Rate             Balance     Interest       Rate
                                                  -------     --------     ----------        ----------   ----------   ----------
Interest earning assets:
      Loans receivable                         $   78,709  $     1,660         8.44%         $   74,946    $   1,478         7.89%
      Interest-bearing deposits                       808           12         5.94%              2,052           68         3.31%
      Investment securities                        21,112          364         6.90%             22,967          595         7.77%
      Mortgage-backed securities                  113,683        2,105         7.41%            104,976        1,632         6.22%
      Federal funds sold                              713           11         6.17%                 --           --           --
      Other                                         2,872           38         5.29%                133            1         3.01%
                                              -----------  -----------   -----------        -----------  -----------  -----------
Total interest earning assets                     217,897        4,190         7.69%            205,074        3,774         7.36%
Non-interest earning assets                         8,628                                        11,009
                                              -----------                                   -----------
Total assets                                   $  226,525                                    $  216,083
                                              ===========                                    ==========

Interest bearing liabilities:
Deposits:
      Passbook accounts                        $   15,805                                    $   17,490
      NOW and Money Market
         accounts                                  31,113                                        28,192
      Certificates of deposit                      99,537                                       103,229
                                              -----------                                   -----------
           Total deposits                         146,455        1,835         5.01%            148,911        1,622         4.36%
Federal Home Loan Bank
   advances                                        35,000          502         5.74%             35,073          494         5.63%
Other borrowings                                    7,457           47         2.52%              4,417           27         2.45%
                                              -----------  -----------   -----------        -----------  -----------  -----------
      Total interest bearing
         liabilities                              188,912        2,384         5.05%            188,401        2,143         4.55%
Non-interest bearing liabilities                    5,053                                        10,911
                                              -----------                                   -----------
      Total liabilities                           193,965                                       199,312
Total retained earnings                            32,560                                        16,771
                                              -----------                                   -----------
Total liabilities and retained
         earnings                              $  226,525                                    $  216,083
                                              ===========                                   ===========

Net interest-earning assets                                $     1,806         2.64%                       $   1,631         2.81%
Net interest margin as a percentage
   of interest-earning assets                                                  3.32%                                         3.18%

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

      There are no material legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

      NONE

Item 3.  Defaults upon Senior Securities

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders

      NONE

Item 5.  Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1     Certificate of incorporation of DutchFork Bancshares, Inc. (1)
3.2     Bylaws of DutchFork Bancshares, Inc. (1)
4.0     Specimen Stock Certificate of DutchFork Bancshares, Inc. (1)
10.1    Newberry Federal Savings Bank Employment Agreement with J. Thomas
        Johnson (2)
10.2    Newberry Federal Savings Bank Employment Agreement with Steve P.
        Sligh (2)
10.3    DutchFork Bancshares, Inc. Employment Agreement with J. Thomas
        Johnson (2)
10.4    DutchFork Bancshares, Inc. Employment Agreement with Steve P. Sligh (2)
10.5    Newberry Federal Savings Bank Employee Severance Compensation Plan (2)
10.6    Newberry Federal Savings Bank Supplemental Executive Retirement Plan (2)
10.7    Adoption Agreement for Employees' Savings & Profit Sharing Plan &
        Trust (1)
10.8    DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)





-----------------------

(1)   Incorporated   herein  by  reference  from  the  Exhibits  to  Form  SB-2,
      Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.

(2) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(3) Incorporated herein by reference from the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

   (b)     Reports on Form 8-K

           On November 3, 2000, the Company filed a Current Report on Form 8-K announcing the date of the 2001 annual meeting of stockholders. The press release announcing the annual meeting date was attached as an exhibit to the Form 8-K.

           On December 20, 2000, the Company filed a Current Report on Form 8-K announcing that Newberry Federal and First Community Bank, NA, the wholly-owned subsidiary of First Community Corp. signed a definitive agreement by which First Community Bank will purchase the Chapin, South Carolina branch office from Newberry Federal. The press release announcing the agreement was attached as an exhibit to the Form 8-K.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DUTCHFORK BANCSHARES, INC.
               --------------------------
                     (Registrant)


           Date: February 14, 2001     By:  /S/ J. Thomas Johnson
                                           -----------------------------------
                                           J. Thomas Johnson
                                           President and Chief Executive Officer

                                       By: /S/ Steve P. Sligh
                                           -----------------------------------
                                           Steve P. Sligh
                                           Executive Vice President and Chief
                                           Financial Officer