Form 10QSB
period 2001-03-31
DUTCHFORK BANCSHARES INC
filed 2001-05-15
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

     [_] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to _______________


                           Commission File No. 0-30483

                           DUTCHFORK BANCSHARES, INC.
                           --------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


           Delaware                                    57-1094236
     State of Incorporation                I.R.S. Employer Identification


                1735 Wilson Road, Newberry, South Carolina 29108
                     (Address of Principal Executive Office)

                                 (803) 321-3200
                (Issuer's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,560,550 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes ___   No X

                         PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheet at March 31, 2001 and September 30, 2000

     Consolidated Statements of Income for the Three Months Ended March 31, 2001
          and 2000 and the Six Months Ended March 31, 2001 and 2000

     Consolidated Statements of Changes in Equity for the Six Months Ended March
          31, 2001

     Consolidated  Statements of  Comprehensive  Operations for the Three Months
          Ended March 31, 2001 and 2000 and the Six Months Ended March 31, 2001 and 2000

     Consolidated  Statements  of Cash Flows for the Six Months  Ended March 31,
          2001 and 2000

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Results of Operations and Financial
          Condition


                           PART II - OTHER INFORMATION

     Item 1: Legal Proceedings

     Item 2: Changes in Securities and Use of Proceeds

     Item 3: Defaults upon Senior Securities

     Item 4: Submission of Matters to a Vote of Security Holders

     Item 5: Other Information

     Item 6: Exhibits and Reports on Form 8-K

PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements


     The financial statements of DutchFork Banchshares, Inc. (the "Company" or "DutchFork Bancshares") are set forth in the following pages.

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                               March 31,           September 30,
                                                                                 2001                 2000
                                                                           --------------------------------------
                                                                              (unaudited)            (unaudited)
Assets
Cash and cash equivalents                                                    $  3,051,707          $  2,834,538
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $30,795,768 and
           $27,429,604 at March 31, 2001 and
           September 30, 2000, respectively)                                   30,648,879            24,772,470
         Mortgage-backed securities (cost of
           $97,927,780 and $110,102,612 at
           March 31, 2001 and September 30,
           2000, respectively)                                                 98,172,237           105,965,236
     Held-to-maturity:
         Investments (fair value of
           $878,179 and $1,141,000 at
           March 31, 2001 and September 30,
           2000, respectively)                                                    878,179             1,141,000
         Mortgage-backed securities (fair
           value of $3,605,258 and $3,493,114
           at March 31, 2001 and September 30,
           2000, respectively)                                                  3,644,533             3,874,486
     Held for trading                                                             400,000                  --
Loans receivable                                                               66,979,523            78,307,565
Repossessed assets                                                                   --                  22,246
Premises, furniture and equipment, net                                          4,164,886             3,600,824
Accrued interest receivable:
     Loans and mortgage-backed securities                                         578,852               560,940
     Investments and other property                                               511,873               925,279
Prepaid assets                                                                    508,055               351,971
Prepaid income tax and tax refunds
   receivable                                                                        --                  43,600
Deferred tax asset                                                                552,658               566,355
Other                                                                           1,139,745             1,101,479
                                                                             ------------          ------------
Total assets                                                                 $211,231,127          $224,067,989
                                                                             ============          ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                            March 31,               September 30,
                                                                              2001                      2000
                                                                         --------------            --------------
                                                                           (unaudited)               (unaudited)
Liabilities and stockholders' equity
Liabilities:
     Deposit accounts                                                     $ 132,685,045            $ 147,730,669
     Federal Home Loan Bank advances                                         35,000,000               35,000,000
     Other borrowings                                                           325,041                2,755,000
     Advances from borrowers for taxes
        and insurance                                                            44,945                   60,727
     Accrued income taxes payable                                             3,519,469                  838,707
     Accounts payable - securities                                                 --                  4,785,938
     Accounts payable                                                              --                     21,837
     Accrued expenses                                                           882,324                  655,789
     Accrued interest payable                                                   951,402                  860,231
     Other                                                                       87,803                   63,576
                                                                          -------------            -------------
Total liabilities                                                           173,496,029              192,772,474
                                                                          -------------            -------------

Commitments and contingencies                                                      --                       --

Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                                    --                       --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 1,560,550 issued
        and outstanding at March 31, 2001 and September 30,
        2000                                                                     15,605                   15,605
     Additional paid-in capital                                              14,564,424               14,554,183
     Retained earnings, substantially restricted                             24,618,750               22,180,461
     Accumulated other comprehensive income (loss)                             (244,490)              (4,216,676)
     Unearned employee stock ownership plan shares                           (1,219,191)              (1,238,058)
                                                                          -------------            -------------
Total stockholders' equity                                                   37,735,098               31,295,515
                                                                          -------------            -------------
Total liabilities and stockholders' equity                                $ 211,231,127            $ 224,067,989
                                                                          =============            =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income


                                                                         Three Months Ended                 Six Months Ended
                                                                              March 31,                         March 31,
                                                                        2001            2000              2001              2000
                                                                  --------------   --------------    --------------   --------------
                                                                    (unaudited)      (unaudited)       (unaudited)      (unaudited)

Interest income:
     Loans receivable                                               $1,549,746        $1,518,866        $3,210,363        $2,997,050
     Investments                                                     1,123,601           396,807         1,498,616           992,819
     Mortgage-backed and related securities                          1,142,776         1,832,236         3,247,804         3,464,666
     Other interest-earning assets                                      48,213            57,164            97,950           124,707
                                                                    ----------        ----------        ----------        ----------
         Total interest income                                       3,864,336         3,805,073         8,054,733         7,579,242
                                                                    ----------        ----------        ----------        ----------

Interest expense:
     Interest expense on deposit accounts                            1,720,590         1,675,719         3,555,204         3,298,649
     Federal Home Loan Bank advances                                   501,750           532,124         1,003,500         1,026,239
     Other borrowings                                                    1,488            66,538            48,668            92,329
                                                                    ----------        ----------        ----------        ----------

     Total interest expense                                          2,223,828         2,274,381         4,607,372         4,417,217
                                                                    ----------        ----------        ----------        ----------

Net interest income                                                  1,640,508         1,530,692         3,447,361         3,162,025
     Provision for loan losses                                          41,000           105,000            41,000           265,000
                                                                    ----------        ----------        ----------        ----------
     Net interest income after
        provision for loan losses                                    1,599,508         1,425,692         3,406,361         2,897,025
                                                                    ----------        ----------        ----------        ----------

Noninterest income:
     Loan servicing fees                                                 7,784            30,097            22,153            46,938
     Bank service charges                                              194,038           164,199           360,095           336,861
     Gain on sales of securities                                       782,082             9,000           977,169             9,000
     Gain on sale of branch                                          1,828,762              --           1,828,762              --
     Other                                                             232,978            48,480           307,561           100,156
                                                                    ----------        ----------        ----------        ----------
         Total noninterest income                                    3,045,644           251,776         3,495,740           492,955
                                                                    ----------        ----------        ----------        ----------

Noninterest expense:
     Salaries and employee benefits                                    648,563           521,331         1,329,394         1,074,123
     Occupancy                                                          90,716            72,055           175,699           150,511
     Equipment                                                          62,149           105,297           141,192           205,911
     Marketing                                                          30,242            30,899            57,224            79,124
     Other                                                             609,018           417,807         1,134,777           853,048
                                                                    ----------        ----------        ----------        ----------
         Total noninterest expense                                   1,440,688         1,147,389         2,838,286         2,362,717
                                                                    ----------        ----------        ----------        ----------

Income before income taxes                                           3,204,464           530,079         4,063,815         1,027,263
Income taxes                                                         1,292,052           211,807         1,625,526           410,577
                                                                    ----------        ----------        ----------        ----------
Net income                                                          $1,912,412        $  318,272        $2,438,289        $  616,686
                                                                    ==========        ==========        ==========        ==========

Net income per share (basic)                                        $     1.23               N/A        $     1.56               N/A
                                                                    ==========        ==========        ==========        ==========

Net income per share (diluted)                                      $     1.23               N/A        $     1.56               N/A
                                                                    ==========        ==========        ==========        ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations


                                                                  Three Months Ended                   Six Months Ended
                                                                       March 31,                          March 31,
                                                                 2001             2000             2001             2000
                                                            ------------      ------------     ------------      -----------
Net income                                                    $1,912,412       $  318,272       $2,438,289       $  616,686

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) arising during
        the period, net of tax effect of $588,160,
        $171,122, $2,429,927 and for the $(361,380)
        for the three months ended March 31, 2001
        and 2000 and the six months ended March
        31, 2001 and 2000, respectively                           65,638          964,679        3,972,186         (805,398)
                                                              ----------       ----------       ----------       ----------

Comprehensive income (loss)                                   $1,978,050       $1,282,951       $6,410,475       $ (188,712)
                                                              ==========       ==========       ==========       ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2001



                                            Number of                        Additional            Retained
                                             Shares        Common Stock    Paid-in Capital         Earnings
                                          -----------      ------------    ---------------       -------------
Balance at September 30, 2000               1,560,550      $     15,605    $    14,554,183       $  22,180,461
      Net income                                                                                     2,438,289
      Release of 887 ESOP shares                                                    10,241
      Change in net unrealized
         depreciation on investments
         available for sale (net of
         deferred and current income
         taxes of $2,429,927)
                                          -----------      -----------     ---------------       -------------
Balance at March 31, 2001                   1,560,550      $    15,605     $    14,564,424       $  24,618,750
                                          ===========      ===========     ===============       =============


                                                                   Accumulated
                                              Employee Stock          Other              Total
                                                 Ownership         Comprehensive      Stockholders'
                                                 Plan Loan         Income (Loss)         Equity
                                              --------------      --------------      -------------
Balance at September 30, 2000                 $  (1,238,058)      $  (4,216,676)      $  31,295,515
      Net income                                                                          2,438,289
      Release of 887 ESOP shares                     18,867                                  29,108
      Change in net unrealized
         depreciation on investments
         available for sale (net of
         deferred and current income
         taxes of $2,429,927)                                         3,972,186           3,972,186
                                              --------------      --------------      --------------
Balance at March 31, 2001                     $  (1,219,191)      $    (244,490)       $ 37,735,098
                                              ==============      ==============       ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended March 31,
                                                                                   2001                 2000
                                                                               --------------      --------------
                                                                                (unaudited)         (unaudited)

Operating Activities
Net income                                                                     $  2,438,289         $    616,686
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                                   118,816              112,557
     Provision for losses                                                            41,000              265,000
     (Gain) loss on sales of investments and mortgage-
         backed securities                                                         (957,019)              (9,000)
     Net (gain) loss on sales on loans                                              (35,000)                --
     (Gain) on sale of branch                                                    (1,828,762)                --
     Increase (decrease) in deferred loan origination fees                            2,132                2,147
     Proceeds from sales of investments held for trading                          5,600,000                 --
     Purchases of investments held for trading                                   (6,000,000)                --
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                                       (513,994)            (356,480)
     Decrease (increase) in accrued interest receivable                             395,494              250,588
     Decrease (increase) in prepaid and other assets                               (150,750)            (175,733)
     Decrease (increase) in deferred tax asset                                       15,696                6,024
     Increase (decrease) in accrued interest payable                                 91,171              113,051
     Increase (decrease) in accounts payable - securities                              --              4,557,813
     Increase (decrease) in accounts payable and accrued
         expenses                                                                (4,853,022)          12,609,284
     Increase (decrease) in other liabilities                                       510,408              (96,743)
     Origination of loans held for sale                                                --                (47,357)
     Proceeds from sales of loans held for sale                                        --                578,727
                                                                               ------------         ------------
Net cash provided (used) by operating activities                                 (5,125,541)          18,426,564
                                                                               ------------         ------------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                                   Six Months Ended March 31,
                                                                      2001              2000
                                                               ------------------------------------
                                                                   (unaudited)       (unaudited)

Investing Activities
Principal payments on mortgage-backed securities                   8,798,776           6,311,532
Decrease in deposits and accrued interest due to sale
   of branch                                                     (13,295,590)               --
Purchases of available-for-sale securities                       (80,955,473)        (35,170,698)
Proceeds from sales of available-for-sale securities              82,483,865           5,208,085
Net (increase) decrease in loans receivable                          684,910          (1,401,006)
Proceeds from sales of repossessed assets                             22,246                --
Proceeds from sales of branch assets                               1,772,346                --
Proceeds from sales of loans                                      10,635,000                --
Purchases of premises, furniture and equipment                      (626,462)            (25,721)
                                                                ------------        ------------
Net cash provided (used) by investing activities                   9,519,618         (25,077,808)
                                                                ------------        ------------

Financing Activities
Net  increase (decrease) in deposit accounts                      (1,750,034)         14,163,119
Proceeds from Federal Home Loan Bank advances                           --            12,600,000
Payments on Federal Home Loan Bank advances and
   other borrowings                                                     --           (30,010,000)
Proceeds from other borrowings                                    18,325,041          17,905,000
Repayments of other borrowings                                   (20,755,000)         (5,975,000)
Repayment of ESOP loan                                                18,867                --
Increase (decrease) in advances from borrowers for
   taxes and insurance                                               (15,782)            (21,491)
                                                                ------------        ------------
Net cash provided by financing activities                         (4,176,908)          8,661,628
                                                                ------------        ------------
Net increase (decrease) in cash and cash equivalents                 217,169           2,010,384
Cash and cash equivalents at beginning of year                     2,834,538           3,256,053
                                                                ------------        ------------
Cash and cash equivalents at end of year                        $  3,051,707        $  5,266,437
                                                                ============        ============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
      Interest                                                  $  2,132,657        $  2,161,330
      Taxes                                                     $  2,021,880        $ (1,564,659)

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                 March 31, 2001

Note 1 - Organization

     DutchFork Bancshares, Inc. (the "Company") was incorporated under the laws of Delaware in February 2000 for the purpose of serving as the holding company of Newberry Federal Savings Bank ("Newberry Federal" or the "Bank") as part of the Bank's conversion from the mutual to stock form of organization. The conversion, completed on July 5, 2000, resulted in the Company issuing an aggregate of 1,560,550 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, the Company had not engaged in any material operations and had no assets or income. The Company is a savings and loan holding company and subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission.

Note 2 - Accounting Principles

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share

     Earnings per share for the three months and six months ended March 31, 2001 were calculated based upon 1,560,550 shares outstanding during the period. No earnings per share amounts have been presented for the three months and six months ended March 31, 2000, since no shares were outstanding during the periods presented.

Note 4 - Sale of Branch

     The Company sold its Chapin branch on February 9, 2001. The branch had deposits of $13,171,607, plus accrued interest of $123,983. The Company paid the acquirer the total of the above liabilities, less the value of the assets transferred and the premium on the deposits. A gain of $1,828,762 was recognized during the three months ended March 31, 2001 for the premium on the deposits and on the sale of the branch-related assets.

     To generate funds for the deposit liability, the Company sold approximately $10,600,000 in loans and recognized a gain of approximately $35,000.

                           DutchFork Bancshares, Inc.
                    Notes to Financial Statements (continued)
                                 March 31, 2001

Note 5 - Loan Servicing Sold

     During  the  three  months   ended  March  31,   2001,   the  Company  sold
approximately $16,000,000 of loan servicing at a gain of approximately $150,185.

Note 6 - Stock Options and Awards

     During the three months ended March 31, 2001, stock options for 109,240 shares at an exercise price of $16.4375 per share were granted to directors and executive officers. These options vest over five years.

     During the three months ended March 31, 2001, 43,696 shares of restricted stock were awarded to executive officers and directors under the 2001 Stock-Based Incentive Plan. These shares vest at the rate of 20% per year over five years. The cost of purchasing the shares will be expensed as additional compensation over the periods the shares vest.

     Item 2. Forward Looking Statements

     This report contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flow, competition, demand for financial services in and DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2001 and September 30, 2000:

     Total assets decreased by $12.8 million from $224.1 million at September 30, 2000 to $211.2 million at March 31, 2001, primarily as a result of an $11.3 million decrease in loans receivable. The decrease in loans receivable was primarily due to the sale of approximately $10.6 million in loans.

     At March 31, 2001, total equity was $37.7 million, after a $0.2 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2000 of $31.3 million, after a $4.2 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale.

     At March 31, 2001, the Company had trading securities with a fair value of $400,000. Unrealized gains and losses on trading account securities are included immediately in other income.

     During the six months ended March 31, 2001, the market values of investments and mortgage-backed securities increased by $6,402,000, and after the tax effect of $2,430,000, equity increased by $3,972,000 from this increase in market values.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000:

Net Income

     Net income for the three months ended March 31, 2001 increased by $1,594,000 to $1,912,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $174,000, and non-interest income increased by $2,794,000, with these increases in income being partially offset by an increase in non-interest expense and income taxes of $1,907,000. The increase in non-interest income was partially due to a $1,829,000 gain on the sale of the branch.

Net Interest Income

     Net interest income increased from $1.4 million for the three months ended March 31, 2000 to $1.6 million for the same period in 2001.

Provision for Loan Losses

     The provision for loan losses for the three months ended March 31, 2001 was $41,000, compared to $105,000 for the same period in 2000. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

     Non-interest income increased by $2,794,000, primarily as a result of $782,000 in gains on the sale of securities, and the gain of $1,829,000 on the branch sale.

Non-Interest Expense

     Non-interest expense increased from $1.1 million for the three months ended March 31, 2000 to $1.4 million for the three months ended March 31, 2001. The increase was primarily a result of increases in compensation and benefits of $127,000, expenses relating to conversion and costs related to interest rate caps and floors. The cost of the interest rate caps and floors are due to efforts to limit exposure to the changing interest rate environment.

Provision for Income Taxes

     Income tax increased by $1,080,000 due to the increase in income before income taxes.


Comparison of Operating Results for the Six Months Ended March 31, 2001 and March 31, 2000:

Net Income

     Net income for the six months ended March 31, 2001 increased by $1,822,000 to $2,438,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $509,000, and non-interest income increased by $3,003,000, with these increases in income being partially offset by an increase in non-interest expense and income taxes of $1,215,000. The increase in non-interest income was partially due to a $1,829,000 gain on the sale of the branch.

Net Interest Income

     Net interest income increased from $3.1 million for the six months ended March 31, 2000 to $3.4 million for the same period in 2001.

Provision for Loan Losses

     The provision for loan losses for the six months ended March 31, 2001 was $41,000, compared to $265,000 for the same period in 2000. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

     Non-interest income increased by $3,003,000, primarily as a result of $977,000 in gains on the sale of securities, and the gain of $1,829,000 on the branch sale.

Non-Interest Expense

     Non-interest expense increased from $2.4 million for the six months ended March 31, 2000 to $2.8 million for the six months ended March 31, 2001. The increase was primarily a result of increases in compensation and benefits of $255,000, expenses relating to conversion and costs related to interest rate caps and floors. The cost of the interest rate caps and floors are due to efforts to limit exposure to the changing interest rate environment.

Provision for Income Taxes

     Income tax increased by $1,215,000 due to the increase in income before income taxes.

Liquidity and Capital Resources

     Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 62.4% of assets at March 31, 2001.

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

     The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At March 31, 2001, the Bank was in compliance with all applicable capital requirements.

                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                          Three Months Ended March 31,           Three Months Ended March 31,
                                                     2001                                   2000
                                       ----------------------------------      ---------------------------------
                                         Average                  Yield/        Average                  Yield/
                                         Balance    Interest       Rate         Balance     Interest      Rate
                                       ----------   ---------    --------      ---------    --------     -------
Interest earning assets:
     Loans receivable                  $   68,058   $  1,550        9.11%      $  75,868    $ 1,519        8.01%
     Interest-bearing deposits                854         12        5.62%          1,540         22        5.71%
     Investment securities                 23,570        612       10.39%         20,566        375        7.29%
     Mortgage-backed securities           106,116      1,643        6.19%        106,756      1,832        6.86%
     Federal funds sold                     4,047         11        1.09%              -          -           -
     Other                                  2,885         37        5.13%          2,914         57        7.82%
                                       ----------   ---------    --------      ---------    -------      -------
Total interest earning assets             205,530      3,865        7.52%        207,644      3,805        7.33%
Non-interest earning assets                 6,908                                 12,472
                                       ----------                              ---------
Total assets                           $  212,438                              $ 220,116
                                       ==========                              =========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   14,956                              $  17,451
     NOW and Money Market
        accounts                           27,527                                 29,101
     Certificates of deposit               93,920                                103,754
                                       ----------                              ---------
         Total deposits                   136,403      1,721        5.05%        150,306      1,676        4.46%

Federal Home Loan Bank
   advances                                35,000        502        5.74%         36,093        532        5.90%
Other borrowings                              108          1        3.70%         13,782         67        1.94%
                                       -----------  ---------    --------      ---------    -------      -------
     Total interest bearing
        liabilities                       171,511      2,224        5.19%        200,181      2,275        4.55%
Non-interest bearing liabilities            5,469                                  3,507
                                       ----------                              ---------
     Total liabilities                    176,980                                203,688
Total equity                               35,458                                 16,428
                                       ----------                              ---------
     Total liabilities and equity      $  212,438                              $ 220,116
                                       ==========                              =========

Net interest-earning assets                          $ 1,641        2.34%                   $ 1,530        2.78%
Net interest margin as a percentage
   of interest-earning assets                                       3.19%                                  2.95%

                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)


                                             Six Months Ended March 31,             Six Months Ended March 31,
                                                      2001                                   2000
                                          Average                 Yield/        Average                   Yield/
                                          Balance    Interest      Rate         Balance     Interest       Rate
                                       -----------  ---------    --------      ---------    --------     -------
Interest earning assets:
     Loans receivable                  $   73,384   $  3,210        8.75%      $  75,407    $ 2,997        7.95%
     Interest-bearing deposits                831         24        5.78%          1,796         90       10.02%
     Investment securities                 22,341        976        8.74%         20,434        970        9.49%
     Mortgage-backed securities           109,899      3,748        6.82%        105,866      3,464        6.54%
     Federal funds sold                     2,380         22        1.85%              -          -           -
     Other                                  2,879         75        5.21%          2,856         58        4.06%
                                       -----------  ---------    --------      ---------    -------      -------
Total interest earning assets             211,714      8,055        7.61%        206,359      7,579        7.35%
Non-interest earning assets                 7,768                                 11,740
                                       ----------                              ---------
Total assets                           $  219,482                              $ 218,099
                                       ==========                              =========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   15,380                              $  17,471
     NOW and Money Market
        accounts                           29,320                                 28,647
     Certificates of deposit               96,729                                103,491
                                       ----------                              ---------
         Total deposits                   141,429      3,556        5.03%        149,609      3,298        4.41%
Federal Home Loan Bank
   advances                                35,000      1,004        5.74%         35,583      1,026        5.77%
Other borrowings                            3,783         48        2.54%          9,099         94        2.07%
                                       -----------  ---------    --------      ---------    -------      -------
     Total interest bearing
        liabilities                       180,212      4,608        5.11%        194,291      4,418        4.55%
Non-interest bearing liabilities            5,260                                  7,209
                                       ----------                              ---------
     Total liabilities                    185,472                                201,500
Total equity                               34,010                                 16,599
                                       ----------                              ---------
     Total liabilities and equity      $  219,482                              $ 218,099
                                       ==========                              =========


Net interest-earning assets                          $ 3,447        2.50%                   $ 3,161        2.80%
Net interest margin as a percentage
   of interest-earning assets                                       3.26%                                  3.06%

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

     NONE

Item 3.  Defaults upon Senior Securities

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 8, 2001, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Clifton D. Bodiford, CPA as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

  Election of Directors             Number of Votes           Number of Votes
  ---------------------                  FOR                     WITHHELD
                                    ---------------           ---------------
Keitt Purcell                          1,437,652                  5,518
Dr. James E. Wiseman, Jr.              1,432,835                 10,335

     The Directors whose terms continued and the years their terms expire are as follows: Dr. Robert E. Livingston, III (2002), Steve P. Sligh (2002), J. Thomas Johnson (2003) and Dr. Robert W. Owen (2003).

                                Number of Votes       Number of Votes       Number of Votes
                                     FOR                 AGAINST               ABSTAIN
                                ---------------       ---------------       ---------------
2.  Ratification of Clifton D.
    Bodiford, CPA as the
    Company's Independent
    Auditors                      1,345,462               95,050                   2,058

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

(b)      Reports on Form 8-K

         NONE

------------

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


         DUTCHFORK BANCSHARES, INC.
               (Registrant)



         Date: May 15, 2001             By: J. Thomas Johnson

                                        /s/ J. Thomas Johnson
                                        -------------------------------------
                                        J. Thomas Johnson
                                        President and Chief Executive Officer




                                        By: Steve P. Sligh

                                        /s/ Steve P. Sligh
                                        -----------------------------------
                                        Steve P. Sligh
                                        Executive Vice President and Chief
                                           Financial Officer