Form 10QSB
period 2001-06-30
DUTCHFORK BANCSHARES INC
filed 2001-08-14
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)


   [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001


   [   ]    Transition  report under Section 13 or 15(d) of the Exchange Act for the transition  period from  _______________  to



                           Commission File No. 0-30483

                           DUTCHFORK BANCSHARES, INC.
                           --------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


     Delaware                                    57-1094236
     --------                                    ----------
     State of Incorporation             I.R.S. Employer Identification


                1735 Wilson Road, Newberry, South Carolina 29108
                ------------------------------------------------
                     (Address of Principal Executive Office)

                                 (803) 321-3200
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                             ----------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,444,050 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 31, 2001.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                                   Page
                                                                                   ----
                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

          Consolidated Balance Sheet at June 30, 2001 and September 30, 2000        4

          Consolidated Statements of Income for the Three Months Ended June 30,
               2001 and 2000 and the Nine Months Ended June 30, 2001 and 2000       6

          Consolidated Statements of Comprehensive Operations for the Three
               Months Ended June 30, 2001 and 2000 and the Nine Months Ended
               June 30, 2001 and 2000                                               7

          Consolidated Statements of Changes in Stockholders' Equity for
               the Nine Months Ended June 30, 2001                                  8

          Consolidated Statements of Cash Flows for the Nine Months Ended June
               30, 2001 and 2000                                                    9

          Notes to Consolidated Financial Statements                                11

Item 2:   Management's Discussion and Analysis of Results of Operations and
             Financial Condition                                                    13


                           PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                         19

Item 2:   Changes in Securities and Use of Proceeds                                 19

Item 3:   Defaults upon Senior Securities                                           19

Item 4:   Submission of Matters to a Vote of Security Holders                       19

Item 5:   Other Information                                                         19

Item 6:   Exhibits and Reports on Form 8-K                                          20


PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements


          The financial statements of DutchFork Banchshares, Inc. (the "Company" or "DutchFork Bancshares") are set forth in the following pages.



                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                    June 30,        September 30,
                                                       2001              2000
                                                   ------------     ------------
                                                   (unaudited)       (unaudited)
Assets
Cash and cash equivalents                          $  6,168,954     $  2,834,538
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $48,208,480 and
           $27,429,604 at June 30, 2001 and
           September 30, 2000, respectively)         47,828,667       24,772,470
         Mortgage-backed securities (cost of
           $106,477,898 and $110,102,612 at
           June 30, 2001 and September 30,
           2000, respectively)                      105,723,377      105,965,236
     Held-to-maturity:
         Investments (fair value of
           $50,000 and $1,141,000 at
           June 30, 2001 and September 30,
           2000, respectively)                           50,000        1,141,000
         Mortgage-backed securities (fair
           value of $3,525,894 and $3,493,114
           at June 30, 2001 and September 30,
           2000, respectively)                        3,551,502        3,874,486
Loans receivable                                     70,413,895       78,307,565
Repossessed assets                                         --             22,246
Premises, furniture and equipment, net                4,500,946        3,600,824
Accrued interest receivable:
     Loans and mortgage-backed securities               584,825          560,940
     Investments and other property                     550,161          925,279
Prepaid assets                                          591,328          351,971
Prepaid income tax and tax refunds
   receivable                                              --             43,600
Deferred tax asset                                      557,628          566,355
Other                                                   724,191        1,101,479
                                                   ------------     ------------

Total assets                                       $241,245,474     $224,067,989
                                                   ============     ============


                              DutchFork Bancshares, Inc.
                                   and Subsidiaries
                        Consolidated Balance Sheets (continued)



                                                                 June 30,         September 30,
                                                                    2001               2000
                                                               -------------      -------------
                                                                (unaudited)         (unaudited)
Liabilities and stockholders' equity
     Liabilities:
     Deposit accounts                                          $ 141,202,295      $ 147,730,669
     Federal Home Loan Bank advances                              60,000,000         35,000,000
     Other borrowings                                                    (41)         2,755,000
     Advances from borrowers for taxes
        and insurance                                                 52,324             60,727
     Accrued income taxes payable                                  1,982,926            838,707
     Accounts payable - securities                                      --            4,785,938
     Accounts payable                                                   --               21,837
     Accrued expenses                                                696,321            655,789
     Accrued interest payable                                        637,614            860,231
     Other                                                           106,145             63,576
                                                               -------------      -------------
Total liabilities                                                204,677,584        192,772,474
                                                               -------------      -------------
Commitments and contingencies                                           --                 --
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                         --                 --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 1,560,550 issued
        and outstanding at June 30, 2001 and September 30,
        2000                                                          15,605             15,605
     Additional paid-in capital                                   14,575,179         14,554,183
     Retained earnings, substantially restricted                  25,061,345         22,180,461
     Accumulated other comprehensive income (loss)                  (701,649)        (4,216,676)
     Unallocated and unearned incentive plan shares
        (62,422 shares)                                           (1,173,176)              --
     Unearned employee stock ownership plan shares                (1,209,414)        (1,238,058)
                                                               -------------      -------------
Total stockholders' equity                                        36,567,890         31,295,515
                                                               -------------      -------------
Total liabilities and stockholders' equity                     $ 241,245,474      $ 224,067,989
                                                               =============      =============


                                 DutchFork Bancshares, Inc.
                                    and Subsidiaries
                             Consolidated Statements of Income


                                                     Three Months Ended              Nine Months Ended
                                                          June 30,                         June 30,
                                                    2001            2000            2001            2000
                                                -----------     -----------     -----------     -----------
                                                (unaudited)      (unaudited)     (unaudited)     (unaudited)
Interest income:
     Loans receivable                           $ 1,422,616     $ 1,574,193     $ 4,632,979     $ 4,571,243
     Investments                                    282,102         267,758         534,424         888,024
     Mortgage-backed and related securities       2,068,745       1,981,300       6,562,843       5,798,964
     Other interest-earning assets                   47,398          50,688         145,348         161,381
                                                -----------     -----------     -----------     -----------
         Total interest income                    3,820,861       3,873,939      11,875,594      11,419,612
                                                -----------     -----------     -----------     -----------

Interest expense:
     Interest expense on deposit accounts         1,577,664       1,733,700       5,132,868       5,032,350
     Federal Home Loan Bank advances                670,555         548,581       1,674,055       1,574,819
     Other borrowings                                14,910          51,257          63,578         143,586
                                                -----------     -----------     -----------     -----------
     Total interest expense                       2,263,129       2,333,538       6,870,501       6,750,755
                                                -----------     -----------     -----------     -----------

Net interest income                               1,557,732       1,540,401       5,005,093       4,668,857
     Provision for loan losses                         --            30,000          41,000         295,000
                                                -----------     -----------     -----------     -----------
     Net interest income after
        provision for loan losses                 1,557,732       1,510,401       4,964,093       4,373,857
                                                -----------     -----------     -----------     -----------

Noninterest income:
     Loan servicing fees                             59,720          42,214         118,022         133,638
     Bank service charges                           141,981         179,291         502,076         516,152
     Gain on sales of securities                    238,706          12,686       1,215,875          21,686
     Gain on sale of branch                            --              --         1,828,762            --
     Other                                           47,378          21,129         318,790         109,551
                                                -----------     -----------     -----------     -----------
         Total noninterest income                   487,785         255,320       3,983,525         781,027
                                                -----------     -----------     -----------     -----------

Noninterest expense:
     Salaries and employee benefits                 696,985         517,170       2,026,379       1,591,293
     Occupancy                                       52,624          69,000         157,871         219,511
     Equipment                                       74,136         106,037         222,407         311,948
     Marketing                                       34,131          52,245          91,355         131,369
     Other                                          530,991         446,541       1,729,141       1,299,593
                                                -----------     -----------     -----------     -----------
         Total noninterest expense                1,388,867       1,190,993       4,227,153       3,553,714
                                                -----------     -----------     -----------     -----------

Income before income taxes                          656,650         574,728       4,720,465       1,601,170
Income taxes                                        214,055         229,893       1,839,581         640,470
                                                -----------     -----------     -----------     -----------
Net income                                      $   442,595     $   344,835     $ 2,880,884     $   960,700
                                                ===========     ===========     ===========     ===========

Net income per share (basic)                    $       .28           N/A       $      1.85             N/A
                                                ===========     ===========     ===========     ===========

Net income per share (diluted)                  $       .28            N/A      $      1.85             N/A
                                                ===========     ===========     ===========     ===========


                                         DutchFork Bancshares, Inc.
                                              and Subsidiaries
                             Consolidated Statements of Comprehensive Operations




                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                      2001             2000           2001           2000
                                                   ----------      ----------      ----------     ----------
Net income                                         $  442,595      $  344,835      $2,880,884     $  960,700

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) arising during
        the period, net of tax effect of
        $279,479, $147,107, $2,150,448 and
        $508,468 for the three months ended
        June 30, 2001 and 2000 and the nine
        months ended June 30, 2001 and
        2000, respectively                           (457,159)       (240,655)      3,515,027       (831,779)
                                                   ----------      ----------      ----------     ----------

Comprehensive income (loss)                        $  (14,564)     $  104,180      $6,395,911     $  128,921
                                                   ==========      ==========      ==========     ==========


                                                      DutchFork Bancshares, Inc.
                                                           and Subsidiaries
                                      Consolidated Statements of Changes in Stockholders' Equity
                                                    Nine Months Ended June 30, 2001


                                                                                                                   Unallocated and
                                                                                                   Employee Stock      Unearned
                                         Number of                    Additional       Retained       Ownership        Incentive
                                           Shares    Common Stock   Paid-in Capital    Earnings       Plan Loan       Plan Shares
                                         ---------   -----------    ------------      -------------  -------------    ------------
Balance at September 30, 2000            1,560,550  $     15,605   $  14,554,183      $  22,180,461  $  (1,238,058)   $          -
    Net income                                                                            2,880,884
    Release of 887 ESOP shares                                            20,996                            28,644
    Purchase of shares for
       Incentive Plan                                                                                                   (1,173,176)
    Change in net unrealized
       depreciation on investments
       available for sale (net of
       deferred and current income
       taxes of $2,150,448)
                                         ---------   -----------    ------------      -------------  -------------    ------------
Balance at June 30, 2001                 1,560,550   $    15,605    $ 14,575,179      $  25,061,345  $  (1,209,414)   $ (1,173,176)
                                         =========   ===========    ============      =============  =============    ============



                                               Accumulated
                                                  Other            Total
                                             Comprehensive     Stockholders'
                                              Income (Loss)       Equity
                                              -------------       ------
Balance at September 30, 2000             $  (4,216,676)       $  31,295,515
    Net income                                                     2,880,884
    Release of 887 ESOP shares                                        49,640
    Purchase of shares for
       Incentive Plan                                             (1,173,176)
    Change in net unrealized
       depreciation on investments
       available for sale (net of
       deferred and current income
       taxes of $2,150,448)                   3,515,027            3,515,027
                                          -------------        -------------
Balance at June 30, 2001                  $    (701,649)       $  36,567,890
                                          =============        =============

                                  DutchFork Bancshares, Inc.
                                       and Subsidiaries
                            Consolidated Statements of Cash Flows



                                                                Nine Months Ended June 30,
                                                                   2001            2000
                                                               -----------      -----------
                                                               (unaudited)       (unaudited)
Operating Activities
Net income                                                     $ 2,880,884      $   960,701
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                  184,952          175,598
     Provision for losses                                           41,000          295,000
     (Gain) loss on sales of investments and mortgage-
         backed securities                                      (2,172,894)         (21,686)
     Net (gain) loss on sales on loans                             (38,881)            (482)
     (Gain) on sale of branch                                   (1,828,762)            --
     Increase (decrease) in deferred loan origination fees             288            3,189
     Proceeds from sales of investments held for trading         5,600,000             --
     Purchases of investments held for trading                  (6,000,000)            --
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                    (1,078,180)        (629,652)
     Decrease (increase) in accrued interest receivable            351,233        1,314,707
     Decrease (increase) in prepaid and other assets               181,531         (598,830)
     Decrease (increase) in deferred tax asset                      10,726           (3,120)
     Increase (decrease) in accrued interest payable              (222,617)         192,742
     Increase (decrease) in accounts payable and accrued
         expenses                                               (5,358,202)       2,452,151
     Increase (decrease) in other liabilities                     (398,384)          17,880
     Origination of loans held for sale                               --           (920,850)
     Proceeds from sales of loans held for sale                       --            147,132
                                                               -----------      -----------

Net cash provided (used) by operating activities                (7,847,306)       3,384,480
                                                               -----------      -----------


                                       9


                                     DutchFork Bancshares, Inc.
                                          and Subsidiaries
                         Consolidated Statements of Cash Flows (continued)




                                                                  Nine Months Ended June 30,
                                                                    2001              2000
                                                                -------------      -------------
                                                                 (unaudited)        (unaudited)
Investing Activities
Principal payments on mortgage-backed securities                   30,050,211          8,520,115
Decrease in deposits and accrued interest due to sale
   of branch                                                      (13,295,590)              --
Proceeds from maturities of securities                                828,179               --
Purchases of available-for-sale securities                       (156,733,117)       (27,295,841)
Proceeds from sales of available-for-sale securities              113,815,602          9,602,919
Net (increase) decrease in loans receivable                        (3,751,137)        (1,638,977)
Proceeds from sales of repossessed assets                              22,246               --
Proceeds from sales of branch assets                                1,772,346               --
Proceeds from sales of loans                                       11,642,400               --
Proceeds from disposal of premises, furniture and equipment            16,632               --
Purchases of premises, furniture and equipment                     (1,045,290)          (123,238)
                                                                -------------      -------------
Net cash provided (used) by investing activities                  (16,677,518)       (10,935,022)
                                                                -------------      -------------

Financing Activities
Net  increase (decrease) in deposit accounts                        6,767,216         33,307,674
Proceeds from Federal Home Loan Bank advances                      25,000,000         33,500,000
Payments on Federal Home Loan Bank advances and
   other borrowings                                                      --          (37,740,000)
Proceeds from other borrowings                                     40,035,041         30,825,000
Repayments of other borrowings                                    (42,790,082)       (38,205,000)
Purchase of shares for Incentive Plan                              (1,173,176)              --
Repayment of ESOP loan                                                 18,867               --
Release of ESOP shares                                                  9,777               --
Increase (decrease) in advances from borrowers for
   taxes and insurance                                                 (8,403)           (23,492)
                                                                -------------      -------------
Net cash provided by financing activities                          27,859,240         21,664,182
                                                                -------------      -------------
Net increase (decrease) in cash and cash equivalents                3,334,416         14,113,640
Cash and cash equivalents at beginning of year                      2,834,538          3,256,053
                                                                -------------      -------------
Cash and cash equivalents at end of year                        $   6,168,954      $  17,369,693
                                                                =============      =============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
      Interest                                                  $   4,709,574      $   6,558,013
      Taxes                                                     $   3,497,880      $  (1,514,659)

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                  June 30, 2001


Note 1 - Organization
         ------------

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

Note 2 - Accounting Principles
         ---------------------

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share
         ------------------

         Basic earnings per share for the three months and nine months ended June 30, 2001 were calculated based upon 1,560,550 shares outstanding during the period. The impact of dilution was less than $.01 per share, and therefore the amounts were the same as basic earnings per share. No earnings per share amounts have been presented for the three months and nine months ended June 30, 2000, since no shares were outstanding during the periods presented.

Note 4 - Stock Options and Awards
         ------------------------

         At June 30, 2001, stock options for 109,240 shares at an exercise price of $16.4375 per share were outstanding to directors and executive officers. These options vest over five years.

         At June 30, 2001, 43,696 shares of restricted stock had been awarded to executive officers and directors under the 2001 Stock-Based Incentive Plan. These shares vest at the rate of 20% per year over five years. The value of the shares will be expensed as additional compensation over the periods the shares vest. At June 30, 2001, 62,422 shares had been purchased at a cost of $1,173,176 for the 2001 Stock-Based Incentive Plan for the shares awarded and for additional shares that may be awarded under the Plan. Compensation expense under the Plan was $152,243 for the three months ended June 30, 2001 and $208,009 for the nine months ended June 30, 2001.

Note 5 - Stock Repurchase
         ----------------

      The Board has approved the repurchase of up to 157,000 shares of stock of the Company. During July 2001, the Company repurchased 116,500 shares at a total cost of $2,550,835.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements
--------------------------

         This report contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flow, competition, demand for financial services in and DutchFork Bancshares' and Newberry Federal's market area and accounting principles. A major factor affecting the performance of DutchFork Bancshares is rapid changes in market interest rates. Such market conditions could have adverse effects on earnings and capital. Non-interest income year-to-date has been significant due to rapid repayments on discounted securities. This condition may not occur in the future. Reinvestment opportunities can be adversely affected if rates continue on the current downward trend or increase rapidly as the cost of funds may not move laterally with investment rates.

Comparison of Financial Condition at June 30, 2001 and September 30, 2000:

         Total assets increased by $17.1 million from $224.1 million at September 30, 2000 to $241.2 million at June 30, 2001, primarily as a result of a $23.1 million increase in investments available for sale.

         At June 30, 2001, total equity was $36.6 million, after a $0.7 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2000 of $31.3 million, after a $4.2 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale.

         During the nine months ended June 30, 2001, the market values of investments and mortgage-backed securities increased by $21.8 million, and after the tax effect of $2.2 million, equity increased by $3.5 million from this increase in market values.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000:

Net Income
----------

         Net income for the three months ended June 30, 2001 increased by $98,000 to $443,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $17,000, and non-interest income increased by $233,000, with these increases in income being partially offset by an increase in non-interest expense and income taxes of $182,000.

Net Interest Income
-------------------

         Net interest income increased from $1.5 million for the three months ended June 30, 2000 to $1.6 million for the same period in 2001.

Provision for Loan Losses
-------------------------

         The provision for loan losses for the three months ended June 30, 2001 was $0, compared to $30,000 for the same period in 2000. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

         Non-interest income increased by $233,000, primarily as a result of $226,000 in gains on the sale of securities.

Non-Interest Expense
--------------------

         Non-interest expense increased from $1.2 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001. The increase was primarily a result of increases in compensation and benefits of $180,000 due to expenses associated with the implementation of the DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan and ESOP, expenses relating to public company reporting requirements and costs related to interest rate caps and floors. The cost of the interest rate caps and floors are due to efforts to limit exposure to the changing interest rate environment.

Comparison of Operating Results for the Nine Months Ended June 30, 2001 and June 30, 2000:

Net Income
----------

         Net income for the nine months ended June 30, 2001 increased by $1,920,000 to $2,881,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $590,000, and non-interest income increased by $3,203,000, with these increases in income being partially offset by an increase in non-interest expense and income taxes of $1,873,000. The increase in non-interest income was partially due to a $1,829,000 gain on the sale of the branch.

Net Interest Income
-------------------

         Net interest income increased from $4.7 million for the nine months ended June 30, 2000 to $5.0 million for the same period in 2001.

Provision for Loan Losses
-------------------------

         The provision for loan losses for the nine months ended June 30, 2001 was $41,000, compared to $295,000 for the same period in 2000. The allowance was increased in 2000 for various economic factors, including rising interest rates and rising energy prices, that were anticipated to impact the loan portfolio. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

         Non-interest income increased by $3,203,000, primarily as a result of $1,194,000 in gains on the sale of securities, a gain of $1,829,000 on the branch sale, and a gain of $150,000 on the sale of loan servicing.

Non-Interest Expense
--------------------

         Non-interest expense increased from $3.6 million for the nine months ended June 30, 2000 to $4.2 million for the nine months ended June 30, 2001. The increase was primarily a result of increases in compensation and benefits of $435,000 due to expenses associated with the implementation of the DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan and ESOP, expenses relating to public company reporting requirements and costs related to interest rate caps and floors. The cost of the interest rate caps and floors are due to efforts to limit exposure to the changing interest rate environment.

Liquidity and Capital Resources
-------------------------------

         Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 67.7% of assets at June 30, 2001.

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

         The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At June 30, 2001, the Bank was in compliance with all applicable capital requirements to date, but interest rate changes could create adverse effects on the Bank's capital status.

                                          Newberry Federal Savings Bank
                               Yields on Average Interest Earning Assets and Rates
                                     On Average Interest Bearing Liabilities
                                                 (In Thousands)


                                             Three Months Ended June 30,          Three Months Ended June 30,
                                                      2001                                   2000
                                                      ----                                   ----
                                          Average                  Yield/        Average                  Yield/
                                          Balance   Interest        Rate         Balance   Interest        Rate
                                          -------   --------        ----         -------   --------        ----
Interest earning assets:
     Loans receivable                  $   69,678     $1,423        8.17%     $   76,776  $   1,574        8.20%
     Interest-bearing deposits                794         13        6.55%          1,076         14        5.20%
     Investment securities                 42,039        212        6.43%         23,748        286        4.82%
     Mortgage-backed securities           112,568      2,069        6.48%        108,601      1,981        7.30%
     Federal funds sold                       848         70       33.02%          4,757         18        1.51%
     Other                                  3,995         33        3.30%            137          1        2.92%
                                       ----------     ------        ----      ----------  ---------        ----
Total interest earning assets             229,922      3,820        6.65%        215,095      3,874        7.20%
Non-interest earning assets                 5,969                                  9,552
                                       ----------                             ----------
Total assets                           $  235,891                             $  224,647
                                       ==========                             ==========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   14,682                             $   17,401
     NOW and Money Market
        accounts                           26,896                                 38,229
     Certificates of deposit               94,945                                101,949
                                       ----------                             ----------
         Total deposits                   136,523      1,577        4.62%        157,579      1,734        4.40%
Federal Home Loan Bank
   advances                                60,000        670        4.47%         35,000        549        6.27%
Other borrowings                               -          15         N/A          13,171         51        1.55%
                                       ----------     ------        ----      ----------  ---------        ----
     Total interest bearing
        liabilities                       196,523      2,262        4.60%        205,750      2,334        4.54%
Non-interest bearing liabilities            4,951                                  2,439
                                       ----------                             ----------
     Total liabilities                    201,474                                208,189
Total equity                               34,417                                 16,458
                                       ----------                             ----------
     Total liabilities and equity      $  235,891                             $  224,647
                                       ==========                             ==========

Net interest-earning assets                          $ 1,558        2.04%                   $ 1,540        2.67%
Net interest margin as a percentage
   of interest-earning assets                                       2.71%                                  2.86%


                                          Newberry Federal Savings Bank
                               Yields on Average Interest Earning Assets and Rates
                                     On Average Interest Bearing Liabilities
                                                  (In Thousands)




                                               Nine Months Ended June 30,           Nine Months Ended June 30,
                                                      2001                                   2000
                                          Average                 Yield/        Average                   Yield/
                                          Balance   Interest       Rate         Balance     Interest       Rate
                                          -------   --------       ----         -------     --------      ----
Interest earning assets:
     Loans receivable                  $   72,148    $ 4,633        8.56%     $   75,863  $   4,571        8.03%
     Interest-bearing deposits                818         37        6.03%          1,556         57        4.88%
     Investment securities                 28,907      2,442       11.26%         23,353        971        5.54%
     Mortgage-backed securities           110,789      4,563        5.49%        106,778      5,799        7.24%
     Federal funds sold                     1,869         92        6.56%          1,586         18        1.51%
     Other                                  3,251        108        4.43%            135          3        2.96%
                                       ----------    -------      ------      ----------  ---------      ------
Total interest earning assets             217,782     11,875        7.27%        209,271     11,419        7.28%
Non-interest earning assets                 7,169                                 11,011
                                       ----------                             ----------
Total assets                           $  224,951                             $  220,282
                                       ==========                             ==========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   15,148                             $   17,448
     NOW and Money Market
        accounts                           28,512                                 31,841
     Certificates of deposit               96,134                                102,977
                                       ----------                             ----------
         Total deposits                   139,794      5,133        4.90%        152,266      5,032        4.41%
Federal Home Loan Bank
   advances                                43,333      1,674        5.15%         35,389      1,575        5.93%
Other borrowings                            2,522         63        3.33%         10,456        144        1.84%
                                       ----------    -------        ----          ------  ---------      ------
     Total interest bearing
        liabilities                       185,649      6,870        4.93%        198,111      6,751        4.54%
Non-interest bearing liabilities            5,157                                  5,619
                                       ----------                             ----------
     Total liabilities                    190,806                                203,730
Total equity                               34,145                                 16,552
                                       ----------                             ----------
     Total liabilities and equity      $  224,951                             $  220,282
                                       ==========                             ==========
Net interest-earning assets                          $ 5,005        2.34%                 $ 4,668          2.73%
Net interest margin as a percentage
   of interest-earning assets                                       3.06%                                  2.97%


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




------------------


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


         DUTCHFORK BANCSHARES, INC.
         --------------------------
                (Registrant)



         Date: August 14, 2001       By: /s/J. Thomas Johnson
                                         --------------------
                                         J. Thomas Johnson
                                         President and Chief Executive Officer




                                     By: /s/Steve P. Sligh
                                         -----------------
                                         Steve P. Sligh
                                         Executive Vice President and Chief
                                            Financial Officer