Form 10KSB
period 2001-09-30
DUTCHFORK BANCSHARES INC
filed 2001-12-28
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the Fiscal Year Ended September 30, 2001


[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's gross revenues for the fiscal year ended September 30, 2001 were $20,375,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,354,201 based upon the average of the bid and asked price ($20.57 per share) as quoted on the Nasdaq SmallCap Market on December 10, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's common stock as of December 10, 2001 was 1,322,350.


                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the 2001 Annual Report to Stockholders and of the Proxy Statement
  for the 2002 Annual Meeting of Stockholders are incorporated by reference in
               Parts II and III, respectively, of this Form 10-KSB

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      INDEX

                                     Part I
                                                                            Page

Item 1   Description of Business...............................................3
Item 2   Description of Properties............................................31
Item 3   Legal Proceedings....................................................31
Item 4   Submission of Matters to a Vote of Securities Holders................31

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............32
Item 6.  Management's Discussion and Analysis or Plan of Operation............32
Item 7.  Financial Statements.................................................32
Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure .................................32

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................32
Item 10. Executive Compensation...............................................32
Item 11. Security Ownership of Certain Beneficial Owners and Management.......32
Item 12. Certain Relationships and Related Transactions.......................32
Item 13. Exhibits and Reports on Form 8-K.....................................33

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

     Newberry Federal's principal business is attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. Newberry Federal also maintains a significant investment securities portfolio primarily because of the low loan demand in its primary market area. Newberry Federal is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Newberry Federal's deposits are federally insured by the Federal Deposit Insurance Corporation and are currently insured to the maximum allowable amount by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Newberry Federal is a member of the Federal Home Loan Bank System.

Market Area

     Newberry Federal is headquartered in Newberry, South Carolina. Newberry Federal's primary deposit gathering and lending area is concentrated in the communities surrounding its three banking offices located in Newberry County, although Newberry Federal also originates loans to borrowers and accepts deposits from individuals residing in the bordering areas of contiguous counties. Newberry County is located in central South Carolina, approximately 35 miles northwest of Columbia, the state capital.

     Newberry County is located northwest of Columbia on Interstate 26 in central South Carolina. On average, the demographics of Newberry County are weaker than South Carolina and the U.S. as a whole.

Competition

     Newberry Federal faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial and savings banks operating in Newberry Federal's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, Newberry Federal currently faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Newberry Federal also faces significant competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. While Newberry Federal faces competition for loans from a significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Additionally, competition may increase as a result of the lifting of restrictions on the interstate operations of financial institutions and due to the increasing trend for non-depository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit Newberry Federal's growth in the future.

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


                                                                           At September 30,
                                      ----------------------------------------------------------------------------------------------
                                             2001             2000               1999                1998                1997
                                      -----------------  ----------------   -----------------   ----------------   -----------------
                                               Percent           Percent             Percent            Percent             Percent
                                       Amount  of Total  Amount  of Total   Amount   of Total   Amount  of Total   Amount   of Total
                                      -------  --------  ------  --------   ------   --------   ------  --------   ------   --------
                                                                          (Dollars in thousands)
Real estate loans:
  One- to four-family ..............   $43,061   55.32%  $52,439   63.35%   $48,984    63.79%  $44,543    61.78%   $42,173    62.54%
  Commercial real estate (1) .......     8,917   11.46    12,548   15.15      9,794    12.75     9,119    12.65      8,174    12.13
  Construction .....................     2,278    2.93     1,302    1.57      1,695     2.21     1,173     1.63        969     1.44
  Land .............................     1,607    2.06     1,548    1.87      1,432     1.86     1,510     2.09      1,172     1.74
                                       -------   -----   -------   -----    -------    -----   -------    -----    -------    -----
      Total real estate loans ......    55,863   71.77    67,837   81.94     61,905    80.61    56,345    78.15     52,488    77.85
                                       -------   -----   -------   -----    -------    -----   -------    -----    -------    -----
Consumer loans:
  Second mortgage loans, home equity     4,354    5.59     4,989    6.03      4,318     5.62     4,236     5.88      2,953     4.38
    loans and lines of credit
  Automobile .......................     4,209    5.41     4,574    5.53      4,398     5.73     4,192     5.81      4,819     7.15
  Other ............................     4,793    6.15     4,563    5.51      4,278     5.57     4,709     6.54      5,116     7.59
                                       -------   -----   -------   -----    -------    -----   -------    -----    -------    -----
      Total consumer loans .........    13,356   17.15    14,126   17.07     12,994    16.92    13,137    18.23     12,888    19.12

Commercial loans....................     8,622   11.08       820    0.99      1,892     2.47     2,614     3.63      2,041     3.03
                                       -------   -----   -------   -----    -------    -----   -------    -----    -------    -----
      Total loans...................    77,841  100.00%   82,783  100.00%    76,791   100.00%   72,096   100.00%    67,417   100.00%
                                                ======            ======              ======             ======              ======
Less:
  Deferred loan origination fees
    and discounts...................       (19)             (104)              (108)              (113)               (118)
  Loans in process..................    (4,100)           (3,906)            (1,175)              (553)             (1,110)
  Allowance for loan losses.........      (635)             (465)              (184)              (181)               (192)
                                       -------           -------            -------            -------             -------
      Total loans, net..............   $73,098           $78,308            $75,324            $71,249             $65,997
                                       =======           =======            =======            =======             =======

--------
(1) Also includes an immaterial amount of multi-family loans.


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

     Newberry Federal's fixed-rate loans typically have maturities of 15 to 30 years, although 15 to 20 year terms constitute the largest percentage of current originations. Generally, all conforming fixed-rate loans with maturities over 15 years are sold in the secondary market.

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

     Commercial Real Estate Loans. Newberry Federal originates mortgage loans for the acquisition and refinancing of commercial real estate properties. Commercial real estate loans are fully amortizing loans that are generally originated with variable rates tied to the prime lending rate. The maximum loan-to-value ratio for a commercial loan is generally 75% of appraised value. Newberry Federal's commercial real estate loans are generally secured by office, motel, retail and owner occupied properties and churches, all of which are located in Newberry Federal's primary market area.

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

     Consumer Loans. Newberry Federal's consumer loans consist primarily of second mortgage loans, home equity lines of credit and fully amortized home equity loans, all of which are secured by owner-occupied one- to four-family residences, as well as automobile loans.

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

     Newberry Federal originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Newberry Federal offers fixed-rate automobile loans with terms of up to 60 months and loan-to-value ratios of up to 90% for new cars. For used cars, the maximum loan-to-value ratio is 80% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the maximum terms for used automobile loans range from up to 48 to 54 months depending on the age and condition of the automobile.

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

     Maturity of Loan Portfolio. The following table presents certain information at September 30, 2001 regarding the dollar amount of loans maturing in Newberry Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances are before undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.


                                                                             At September 30, 2001
                                           ---------------------------------------------------------------------------------------
                                                        Multi-
                                            One- to   Family and
                                             Four-    Commercial                                                            Total
                                            Family    Real Estate   Construction     Land        Consumer    Commercial     Loans
                                           --------   -----------   ------------ --------------  --------    ----------    -------
                                                                                 (In thousands)
Amounts due in:
One year or less .....................     $ 1,983      $   13         $2,278       $  276       $ 6,304       $4,390      $15,244
More than one year to three years ....       2,410         263             --           31         4,412        2,321        9,437
More than three years to four years...       1,338         435             --          152         1,324          260        3,509
More than four years to five years....       1,527         544             --           86         1,168          952        4,277
More than five years to 10 years .....       5,547       2,881             --          699           148          699        9,974
More than 10 years to 15 years .......      11,417       2,141             --          363            --           --       13,921
More than 15 years ...................      18,839       2,640             --           --            --           --       21,479
                                           -------      ------         ------       ------       -------       ------      -------
    Total amount due .................     $43,061      $8,917         $2,278       $1,607       $13,356       $8,622      $77,841
                                           =======      ======         ======       ======       =======       ======      =======



     The following table presents, the dollar amount of all loans due after September 30, 2002, which have fixed interest rates and floating or adjustable interest rates.

                                        Due After September 30, 2002
                                     ---------------------------------
                                      Fixed      Adjustable     Total
                                     -------     ----------    -------
                                               (In thousands)
Real estate loans:
  One- to four-family .........      $ 9,543      $31,535      $41,078
  Multi-family ................           --           47           47
  Commercial ..................        2,163        6,694        8,857
  Construction ................           --           --           --
  Land ........................          446          885        1,331
                                     -------      -------      -------
     Total real estate loans...       12,152       39,161       51,313
Consumer loans ................        5,269        1,783        7,052
Commercial loans ..............        1,337        2,895        4,232
                                     -------      -------      -------
     Total loans ..............      $18,758      $43,839      $62,597
                                     =======      =======      =======


     Loans to One Borrower. The maximum amount that Newberry Federal may lend to one borrower is limited by regulation. At September 30, 2001, Newberry Federal's regulatory limit on loans to one borrower was $5 million, which equaled 15% of its Tier 1 capital at that date. At that date, Newberry Federal's largest credit exposure to one borrower, including the borrower's related interests, totaled approximately $3.5 million and consisted of commercial real estate loans. These loans were performing according to their original terms at September 30, 2001.

     Loan Approval Procedures and Authority. Newberry Federal's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Newberry Federal's board of directors and management.

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

     Prior to 2001, when Newberry Federal sold residential mortgage loans, it generally retained the servicing rights. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure procedures. At September 30, 2001, Newberry Federal was servicing $2.6 million of loans for others. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed after the loan is approved and the interest rate is accepted by the customer. This eliminates the risk to Newberry Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold. In 2001, Newberry Federal began selling residential mortgage loans with servicing released.

     The following table presents total loans originated, sold and repaid during the periods indicated.

                                                     Year Ended September 30,
                                                  2001        2000        1999
                                                --------    --------    --------
                                                         (In thousands)

Loans at beginning of period .................   $82,783     $76,791     $72,096
 Originations:
   Real estate:
      One- to four-family ....................     6,777       6,140      13,007
      Multi-family ...........................        --          --          --
      Commercial .............................     2,227       4,801       1,142
      Construction ...........................     2,167       1,535       1,373
      Land ...................................       589         823         309
                                                 -------     -------     -------
         Total real estate loans .............    11,760      13,299      15,831

   Consumer:
      Second mortgage loans, home equity loans
         and lines of credit .................     3,199       2,055       2,571
      Automobile .............................     2,214       2,851       2,510
      Education ..............................        15          21          14
      Other ..................................     3,669       4,424       4,255
                                                 -------     -------     -------
         Total consumer loans ................     9,097       9,351       9,350

   Commercial ................................     3,589       4,093       1,798
                                                 -------     -------     -------
         Total loans originated ..............    24,446      26,743      26,979
                                                 -------     -------     -------

Loans purchased ..............................        --          --          --
Deduct:
   Principal loan repayments and prepayments .    16,718      19,018      22,284
   Loan sales ................................    12,670       1,680          --
   Transfers to real estate owned ............        --          53          --
                                                 -------     -------     -------
         Sub-total ...........................    29,388      20,751      22,284
                                                 -------     -------     -------
Net loan activity ............................    (4,942)      5,992       4,695
                                                 -------     -------     -------
   Loans at end of period ....................   $77,841     $82,783     $76,791
                                                 =======     =======     =======


     Loan   Commitments.   Newberry  Federal  issues  loan  commitments  to  its
prospective   borrowers   conditioned  on  the  occurrence  of  certain  events.
Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 2001, Newberry Federal had loan commitments and unadvanced loans and lines of credit totaling $13.7 million.

     Loan Fees. In addition to interest earned on loans, Newberry Federal receives income from fees on loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Newberry Federal charges loan origination fees for mortgage loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At September 30, 2001, Newberry Federal had $19,000 of net deferred loan costs. Newberry Federal amortized $85,000 of net deferred loan costs during the year ended September 30, 2001.

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

     The following table presents information with respect to Newberry Federal's nonperforming assets at the dates indicated.

                                                                       At September 30,
                                                       ------------------------------------------------
                                                       2001       2000       1999       1998       1997
                                                       ----       ----       ----       ----       ----
                                                                    (Dollars in thousands)
Nonaccruing loans:
   One- to four-family real estate ..............      $132       $111       $149       $207       $100
   Multi-family .................................        --         --         --         --         --
   Commercial real estate .......................        --         --         --         --         --
   Construction .................................        --         --         --         --         --
   Land .........................................        --         --         --         --         --
   Consumer .....................................        17         22         14         62         65
                                                       ----       ----       ----       ----       ----
      Total .....................................       149        133        163        269        165
Real estate owned(1) ............................        --         --         --          1          1
Other repossessed assets ........................        --         22         14         18          3
                                                       ----       ----       ----       ----       ----
      Total nonperforming assets(2) .............       149        155        177        288        169
Troubled debt restructurings ....................       310         30         66         96         73
                                                       ----       ----       ----       ----       ----
Troubled debt restructurings and
  total nonperforming assets ....................      $459       $185       $243       $384       $242
                                                       ====       ====       ====       ====       ====
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans       0.59%      0.20%      0.30%      0.51%      0.35%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets      0.18%      0.08%      0.12%      0.21%      0.14%

----------
(1)  Real estate owned balances are shown net of related loss allowances.
(2) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.


     Interest income that would have been recorded for the year ended September 30, 2001, had nonaccruing loans been current according to their original terms amounted to approximately $12,000. Newberry Federal included income on such loans of $9,000 in total interest income for the year ended September 30, 2001.

     The following tables set forth the delinquencies in Newberry Federal's loan portfolio as of the dates indicated.

                                                  At September 30,
                                        --------------------------------------
                                                        2001
                                        --------------------------------------
                                           60-89 Days        90 Days or More
                                        -----------------  -------------------
                                        Number  Principal  Number   Principal
                                         of      Balance     of     Balance of
                                        Loans   of Loans   Loans      Loans
                                        ------  ---------  ------   ----------

Real estate loans:
   One- to four-family ..............     --      $ --        5       $144
   Multi-family .....................     --        --       --         --
   Commercial .......................     --        --       --         --
   Construction .....................     --        --       --         --
   Land .............................     --        --       --         --
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit     --        --       --         --
   Automobile .......................      2        20
   Other ............................      9        42       14         32
Commercial loans ....................      1        17        3        146
                                        ----      ----     ----       ----

      Total .........................     12      $ 79       22       $322
                                        ====      ====     ====       ====

Delinquent loans to total loans .....             0.10%               0.41%



                                                                      At September 30,
                                        --------------------------------------------------------------------------------
                                                        2000                                       1999
                                        --------------------------------------  ----------------------------------------
                                            60-89 Days       90 Days or More         60-89 Days        90 Days or More
                                        -----------------  ------------------   -------------------  -------------------
                                        Number  Principal  Number  Principal    Number  Principal    Number   Principal
                                         of      Balance    of     Balance of    of     Balance of    of      Balance of
                                        Loans   of Loans   Loans     Loans      Loans     Loans      Loans      Loans
                                        ------  ---------  ------  ----------   ------  ----------   ------   ----------
                                                                    (Dollars in thousands)
Real estate loans:
   One- to four-family ..............     20      $518         5      $119         21       $620          8       $149
   Multi-family .....................     --        --        --        --         --         --         --         --
   Commercial .......................      2        24        --        --          4        174         --         --
   Construction .....................     --        --        --        --         --         --         --         --
   Land .............................     --        --        --        --         --         --         --         --
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit     --        --        --        --          5         44         --         --
   Automobile .......................     --        --        --        --          5         47         --         --
   Other ............................      4         9         3         5          5         17          4         14
Commercial loans ....................     --        --        --        --          4         68         --         --
                                        ----      ----      ----      ----       ----       ----       ----       ----
      Total .........................     26      $551         8      $124         44       $970         12       $163
                                        ====      ====      ====      ====       ====       ====       ====       ====
Delinquent loans to total loans .....             0.67%               0.15%                 1.26%                 0.20%


     Real Estate Owned and Other Repossessed Assets. Real estate that Newberry Federal acquires through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At September 30, 2001, Newberry Federal had no real estate owned.

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

     The following table sets forth classified assets at September 30, 2001.

                                      Loss                   Doubtful                 Substandard             Special Mention
                             ----------------------    ----------------------    ----------------------    ----------------------
                             Principal    Number of    Principal    Number of    Principal    Number of    Principal    Number of
                              Balance       Loans       Balance       Loans       Balance       Loans       Balance       Loans
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                   (Dollars in thousands)
Real estate loans:
   One- to four-family ..     $ --           --         $ --            --          $299          11         $ --          --
   Multi-family .........       --           --           --            --            57           1           --          --
   Commercial ...........       --           --           --            --            --          --           --          --
   Construction .........       --           --           --            --            --          --           --          --
   Land .................       --           --           --            --            --          --           --          --
Consumer loans:
   Second mortgage loans,
   home equity loans and
     lines of credit ....       --           --           --            --            24           1           --          --
   Automobile ...........       --           --           --            --            20           2           --          --
   Other ................       --           --           --            --            45          23           --          --
Commercial loans ........       --           --           --            --            96           3           --          --
                              ----         ----         ----          ----          ----        ----         ----        ----
      Total .............     $ --           --         $ --            --          $541          41         $ --          --
                              ====         ====         ====          ====          ====        ====         ====        ====
Delinquent loans to                                                                 0.70%
   total loans ..........       --                        --                        ----                       --



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

     The following table presents an analysis of Newberry Federal's allowance for loan losses.

                                                                        Year Ended September 30,
                                                             ------------------------------------------------
                                                             2001       2000       1999       1998       1997
                                                             ----       ----       ----       ----       ----
                                                                          (Dollars in thousands)
Allowance for loan losses, beginning of year ..........      $465       $184       $181       $192       $227
Charged-off loans:
   One- to four-family real estate ....................         3         --          5         16          4
   Multi-family .......................................        --         --         --         --         --
   Commercial real estate .............................        --         --         --         --         --
   Construction .......................................        --         --         --         --         --
   Land ...............................................        --         --          1         --         --
   Commercial .........................................        --         --         --         --         --
   Consumer ...........................................        92        150        161        106        144
                                                             ----       ----       ----       ----       ----
      Total charged-off loans .........................        95        150        167        122        148
Recoveries on loans previously charged off:
   One- to four-family real estate ....................        --         --          1         --         18
   Multi-family .......................................        --         --         --         --         --
   Commercial real estate .............................        --         --         --         --         --
   Construction .......................................        --         --         --         --         --
   Land ...............................................        --         --         --         --         --
   Commercial .........................................        --         --         --         --         --
   Consumer ...........................................        24         91         27         26         24
                                                             ----       ----       ----       ----       ----
      Total recoveries ................................        24         91         28         26         42
Net loans charged-off .................................        71         59        139         96        106
Provision for loan losses .............................       241        340        142         85         70
                                                             ----       ----       ----       ----       ----
Allowance for loan losses, end of period ..............      $635       $465       $184       $181       $191
                                                             ====       ====       ====       ====       ====

Net loans charged-off to average interest-earning loans      0.10%      0.19%      0.18%      0.14%      0.17%
Allowance for loan losses to total loans ..............      0.82%      0.56%      0.24%      0.25%      0.28%
Allowance for loan losses to nonperforming
   loans and troubled debt restructurings .............    138.34%    251.48%     80.79%     49.59%     80.25%
Net loans charged-off to allowance for loan losses ....     11.18%     32.26%     74.59%     52.49%     55.50%
Recoveries to charge-offs .............................     25.26%     60.67%     17.37%     22.13%     28.38%

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


                                                                 At September 30,
                         ---------------------------------------------------------------------------------------------------
                                    2001                               2000                               1999
                         ------------------------------    -------------------------------    ------------------------------
                                  Percent of   Percent              Percent of    Percent              Percent of   Percent
                                  Allowance    of Loans              Allowance    of Loans              Allowance   of Loans
                                  in each      in Each               in each      in Each               in each     in Each
                                  Category     Category              Category     Category              Category    Category
                                  to Total     to Total              to Total     to Total              to Total    to Total
                         Amount   Allowance     Loans      Amount    Allowance     Loans       Amount   Allowance    Loans
                         ------   ---------    --------    ------   ----------    --------     ------  ----------   --------
                                                               (Dollars in thousands)

Real estate ..........    $378      59.53%      71.77%      $140       30.11%      81.94%       $ 85      45.95%      80.61%
Consumer .............     257      40.47       17.15        325       69.89       17.07         100      54.05       16.92
Commercial ...........      --         --          --         --          --          --          --         --          --
                          ----     ------                   ----      ------                    ----     ------
   Total allowance
     for loan losses..    $635     100.00%                  $465      100.00%                   $185     100.00%
                          ====     ======                   ====      ======                    ====     ======

                                                    At September 30,
                           ----------------------------------------------------------------
                                      1998                               1997
                           ------------------------------    ------------------------------
                                    Percent of   Percent             Percent of    Percent
                                    Allowance    of Loans             Allowance    of Loans
                                    in each      in Each              in each      in Each
                                    Category     Category             Category     Category
                                    to Total     to Total             to Total     to Total
                           Amount   Allowance     Loans      Amount   Allowance     Loans
                           ------   ---------    --------    ------   ---------    --------
                                                 (Dollars in thousands)

Real estate ..........      $118      65.19%      78.15%     $164      85.86%       77.85%
Consumer .............        63      34.81       18.23        27      14.14        19.12
Commercial ...........        --         --          --        --         --           --
                            ----     ------                  ----     ------
   Total allowance          $181     100.00%                 $191     100.00%
     for loan losses..      ====     ======                  ====     ======


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

     Because of low loan demand in its primary market area, DutchFork Bancshares has maintained a significant investment in investment securities and mortgage-backed securities classified as available-for-sale. DutchFork Bancshares' investment securities consist primarily of U.S. Government and agency obligations. DutchFork Bancshares' mortgage-backed securities consist of U.S. Government agency issues as well as investment grade private issues. DutchFork Bancshares' investment and mortgage-backed securities generally have average life of less than 15 years.

DutchFork Bancshares' investment policy permits DutchFork Bancshares to be a party to financial instruments with off-balance sheet risk in the normal course of business in order to manage interest rate risk, including interest rate cap and floor agreements. See Note 14 of the Financial Statements.

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

     DutchFork Bancshares maintains a trading account for certain classes of collateralized mortgage obligations. At September 30, 2001, DutchFork Bancshares had no securities classified as "trading securities."

     All of DutchFork Bancshares' investment and mortgage-backed derivative securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value, which would lower DutchFork Bancshares' capital position. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, so that DutchFork Bancshares may have to invest the funds at a lower interest rate.

     At September 30, 2001, DutchFork Bancshares' investment in mortgage-backed derivative securities had an aggregate book value in excess of 349% of DutchFork Bancshares' retained earnings at that date, with an aggregate book value of $115 million.

     The following table presents the amortized cost and fair value of DutchFork Bancshares' securities, by type of security, at the dates indicated.

                                                                                At September 30,
                                                    -----------------------------------------------------------------------
                                                            2001                     2000                     1999
                                                    -----------------------------------------------------------------------
                                                    Amortized     Fair      Amortized      Fair      Amortized      Fair
                                                      Cost        Value       Cost         Value        Cost        Value
                                                    ---------   ---------   ---------    ---------   ---------    ---------
                                                                                (In thousands)
Investment securities:
   Debt securities held-to-maturity:
      Obligations of U.S. government agencies ...    $     --    $     --    $     --     $     --    $     --     $     --
      Other securities ..........................          --          --       1,091        1,091       1,091        1,091
                                                     --------    --------    --------     --------   ---------     --------
            Total ...............................          --          --       1,091        1,091       1,091        1,091

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and U.S.
        government agencies .....................      11,819      11,745      24,414       21,885      21,487       19,111
      Other securities ..........................          --          --          --           --          --           --
                                                     --------    --------    --------     --------    --------     --------
            Total ...............................      11,819      11,745      24,414       21,885      21,487       19,111

   Equity securities available-for-sale:
      Federal Home Loan Bank stock ..............       3,000       3,000       1,882        1,882       1,962        1,962
      Mutual funds ..............................         982         876       1,061          915       1,057          914
      Preferred stock ...........................      33,468      33,817          --           --          --           --
      Other securities ..........................          71         122          72           91          72           80
                                                     --------    --------    --------     --------    --------     --------
        Total ...................................      37,521      37,815       3,015        2,888       3,091        2,956

   Equity securities held-to-maturity:
      Other securities ..........................          50          50          50           50          50           50

            Total debt and equity securities ....      49,390      49,610      28,570       25,914      25,719       23,208
                                                     --------    --------    --------     --------    --------     --------

Mortgage-backed securities:
   Mortgage-backed securities held-to-maturity:
      FHLMC .....................................       2,356       2,349       2,645        2,282       2,977        2,858
      FNMA ......................................       1,018       1,030       1,230        1,211       1,489        1,482
                                                     --------    --------    --------     --------    --------     --------
          Total mortgage-backed securities
              held-to-maturity ..................       3,374       3,379       3,875        3,493       4,466        4,340
                                                     --------    --------    --------     --------    --------     --------

   Mortgage-backed securities available-for-sale:
      FHLMC .....................................      72,514      72,603      36,223       34,921      34,445       33,899
      FNMA ......................................      21,919      21,199      40,707       39,124      30,509       28,863
      GNMA ......................................       8,988       9,362       9,626        9,495      11,839       11,589
      Private issues ............................       8,353       8,525      23,547       22,425      23,786       22,534
                                                     --------    --------    --------     --------    --------     --------
        Total mortgage-backed securities
         available-for-sale......................     111,774     111,689     110,103      105,965     100,579       96,885
                                                     --------    --------    --------     --------    --------     --------
         Net unrealized (losses) gains on
          available-for-sale securities   .......         135          --      (6,795)          --      (6,204)          --
                                                     --------    --------    --------     --------    --------     --------

            Total securities ....................    $164,673    $164,678    $135,753     $135,372    $124,560     $124,433
                                                     ========    ========    ========     ========    ========     ========

     The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                            Year Ended September 30,
                                                                    ----------------------------------------
                                                                      2001            2000            1999
                                                                    --------        --------        --------
                                                                                 (In thousands)

Mortgage-backed securities:
   Mortgage-backed securities, beginning of period (1) ......       $109,840        $101,351        $ 91,971

   Purchases:
      Mortgage-backed securities - held-to-maturity ...........           --              --              --
      Mortgage-backed securities - available-for-sale .........      161,101          48,233         102,695

   Sales:
      Mortgage-backed securities - available-for-sale .........     (105,415)        (25,380)        (55,720)

   Repayments and prepayments:
      Mortgage-backed securities ..............................      (55,339)        (14,215)        (35,230)
   Increase (decrease) in net premium .........................          825             294             183
   Increase (decrease) in unrealized gain .....................        4,051            (443)         (2,548)
                                                                    --------        --------        --------
                                                                       5,223           8,489           9,380
                                                                    --------        --------        --------
        Net increase (decrease) in mortgage-backed securities
   Mortgage-backed securities, end of period .................      $115,063        $109,840        $101,351
                                                                    ========        ========        ========
Investment securities:
   Investment securities, beginning of period (2)..............     $ 25,914        $ 23,209        $  7,888

   Purchases:
      Investment securities - held-to-maturity ................           --              --           1,141
      Investment securities - available-for-sale ..............       55,041           2,313          22,562
      Investment securities - trading .........................        1,000           3,336              --

   Sales:
      Investment securities - available-for-sale ..............      (34,842)           (275)         (4,892)
      Investment securities - trading .........................       (1,002)         (3,336)             --

   Calls:
      Investment securities - held-to-maturity ................           --              --          (1,352)
      Investment securities - available-for-sale ..............           --              --              --

   Maturities:
      Investment securities - held-to-maturity ................           --              --              --
      Investment securities - available-for-sale ..............           --              --              --
      Increase (decrease) in net premium ......................          622             814             283
      Increase (decrease) in unrealized gain ..................        2,878            (147)         (2,421)
                                                                    --------        --------        --------
          Net increase (decrease) in investment securities            23,697           2,705          15,321
                                                                    --------        --------        --------
      Investment securities, end of period.....................     $ 49,611        $ 25,914        $ 23,209
                                                                    ========        ========        ========

----------
(1)  Includes mortgage-backed securities available-for-sale.
(2)  Includes investment securities available-for-sale.

     The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Newberry Federal's debt securities at September 30, 2001.

                                                           At September 30, 2001
                                      -----------------------------------------------------------------
                                                                 More than              More than
                                            One Year             One Year to           Five Years to
                                            or Less              Five Years              Ten Years
                                      -------------------    --------------------   -------------------
                                                 Weighted                Weighted              Weighted
                                      Carrying   Average     Carrying    Average    Carrying    Average
                                       Value      Yield        Value      Yield       Value      Yield
                                      --------   --------    --------    --------   --------   --------
                                                            (Dollars in thousands)


Held-to-maturity securities:
 Investment securities:
   Municipal securities (1) .......     $--         --%        $--          --%       $ --         --%
   Obligations of U.S. ............
      Government agencies .........      --         --          --          --          --         --
   Mortgage-backed securities .....      --         --          --          --          --         --
                                        ---        ---         ---         ---        ----       ----
      Total securities at
         amortized cost  ..........     $--         --%        $--          --%       $ --         --%
                                        ===        ===         ===         ===        ====       ====

Available-for-sale securities:
 Investment securities:
   Obligations of U.S. Treasury ...     $--         --%        $--          --%       $ --         --%
   Obligations of U.S. ............      --         --          --          --          --         --
      Government agencies .........
   Equity securities ..............      --         --          --          --          --         --
   Mutual funds ...................      --         --          --          --          --         --
Mortgage-backed securities ........      --         --          --          --         997       3.98
                                        ---        ---         ---         ---        ----       ----
     Total securities at fair value     $--         --%        $--          --%       $997       3.98%
                                        ===        ===         ===         ===        ====       ====

                                                  At September 30, 2001
                                      ------------------------------------------
                                           More than
                                           Ten Years                Totals
                                      -------------------    -------------------
                                                 Weighted               Weighted
                                      Carrying   Average     Carrying    Average
                                       Value      Yield       Value       Yield
                                      --------   --------    --------   -------
                                                 (Dollars in thousands)
Held-to-maturity securities:
 Investment securities:
   Municipal securities (1) .......   $     --       --%    $     --        --%
   Obligations of U.S. ............
      Government agencies .........         --       --           --        --
   Mortgage-backed securities .....      3,374     6.00%       3,374      6.00%
                                      --------     ----     --------      ----
      Total securities at
         amortized cost ...........   $  3,374     6.00%    $  3,374      6.00%
                                      ========     ====     ========      ====

Available-for-sale securities:
 Investment securities:
   Obligations of U.S. Treasury ...   $     --       --%    $     --        --%
   Obligations of U.S. ............     11,745     7.08       11,745      7.08%
      Government agencies
   Equity securities ..............     36,939     6.75       36,939      6.75
   Mutual funds ...................        876     5.39          876      5.39
 Mortgage-backed securities ........    105,837    4.54      106,834      4.54
                                      --------     ----     --------      ----

     Total securities at fair value   $155,397     5.33%    $156,394      5.32%
                                      ========     ====     ========      ====

----------
(1) Weighted average yield data for municipal securities is presented on a tax equivalent basis assuming a combined federal and state tax rate of 38%.

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

     Newberry Federal believes it is competitive in the interest rates it offers on its deposit products. Newberry Federal determines the rates paid based on a number of factors, including rates paid by competitors, Newberry Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Newberry Federal does not use brokers to obtain deposits and at September 30, 2001 had no brokered deposits.

     In the unlikely event Newberry Federal is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to DutchFork Bancshares as the sole stockholder of Newberry Federal.

     The following table presents the deposit activity of Newberry Federal for the periods indicated.

                                                   Year Ended September 30,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------------------------------
                                                       (In thousands)

Beginning balance ..........................   $147,730    $137,537    $141,702
Increase (decrease) before interest credited     (7,100)      3,347     (10,155)
Interest credited ..........................      6,628       6,846       5,990
                                               --------    --------    --------
Net increase (decrease) ....................       (472)     10,193      (4,165)
                                               --------    --------    --------
Ending balance .............................   $147,258    $147,730    $137,537
                                               ========    ========    ========


     The following table indicates the amount of Newberry Federal's jumbo certificates of deposits by time remaining until maturity as of September 30, 2001. Jumbo certificates of deposits have principal balances of $100,000 or more.

                                            Weighted
       Maturity                              Average
        Period                 Amount         Rate
-------------------------     -------       --------
                           (In thousands)

Three months or less ....     $ 8,957         5.08%
Over 3 through 6 months..       6,956         4.83
Over 6 through 12 months.      13,039         4.84
Over 12 months ..........       1,361         5.74
                              -------         ----
      Total .............     $30,313         4.95%
                              =======         ====

     The following table presents information concerning average balances and rates paid on Newberry Federal's deposit accounts for the periods indicated.


                                                            For the Year Ended September 30,
                                  ------------------------------------------------------------------------------------------------
                                         2001                            2000                                  1999
                                  ------------------  -------------------------------------------   ------------------------------
                                            Percent                          Percent                          Percent
                                              of      Weighted                  of       Weighted                of       Weighted
                                  Average    Total    Average     Average     Total      Average    Average    Total      Average
                                  Balance   Deposits    Rate      Balance    Deposits      Rate     Balance   Deposits      Rate
                                  -------   --------  -------     -------    --------    --------   --------  --------    --------
                                                                      (Dollars in thousands)

Savings accounts ...........     $ 13,969     9.94%     2.25%    $ 17,177     11.38%        2.79%   $ 17,588    12.61%      2.80%
NOW and money market
   accounts ................       30,538    21.73      1.24       31,652     20.97         2.24      26,632    19.10       2.06
Certificates of deposit(1)..       96,025    68.33      4.90      102,092     67.65         6.06      95,220    68.29       5.20
                                 --------   ------               --------    ------                 --------   ------
    Total average deposits..     $140,532   100.00%              $150,921    100.00%                $139,440   100.00%
                                 ========   ======               ========    ======                 ========   ======

-------------

(1)  Based on remaining maturity of certificates of deposit.



               Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificates of deposits in Newberry Federal categorized by rates and maturities at the dates indicated.


                                                    Period to Maturity from September 30, 2001
                                      -------------------------------------------------------------------
                                                                   Over
                                        Less          One           Two           Over
                                      than One       to Two       to Three       Three
                                        Year         Years         Years         Years         Total
                                      --------      --------      --------      --------      --------
                                                           (Dollars in thousands)
Certificates of deposit:
   0 to 2.00% .....................    $    --       $    --       $    --       $    --      $     --
   2.01 to 4.00% ..................     20,461           396            12            --        20,869
   4.01 to 5.00% ..................     34,687         2,237         1,424           258        38,606
   5.01 to 6.00% ..................     29,971           948           260            15        31,194
   6.01 to 7.00% ..................      8,314         1,097            --            23         9,434
   7.01 to 8.00% ..................        372            30            --           111           513
   8.01 to 9.00% ..................         --            --            --            --            --
                                       -------       -------       -------       -------      --------

    Total certificates of deposit..    $93,805       $ 4,708       $ 1,696       $   407      $100,616
                                       =======       =======       =======       =======      ========


         Borrowings. Newberry Federal may borrow from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank, providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Atlanta, Newberry Federal is required to own capital stock in the Federal Home Loan Bank of Atlanta and may borrow on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2001, Newberry Federal had the ability to borrow up to approximately $60 million from the Federal Home Loan Bank of Atlanta. At September 30, 2001, Newberry Federal had outstanding advances of $60.0 million.

         At September 30, 2001, Newberry Federal also maintained an $7.0 million unsecured credit facility with a third party financial institution. At September 30, 2001, Newberry Federal had no outstanding balance under this credit facility.

         The following tables presents certain information regarding Newberry Federal's use of Federal Home Loan Bank of Atlanta advances and other borrowings (excluding the liability for certain security financing of $4.8 million) during the periods and at the dates indicated.

                                                        At or For the Year Ended September 30,
                                                         -----------------------------------
                                                          2001          2000          1999
                                                         -------       -------       -------
                                                                (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding ......................    $46,164       $32,423       $24,944
   Maximum amount outstanding at any month-end
      during the period .............................     60,000        37,640        39,240
   Balance outstanding at end of period .............     60,000        35,000        39,240
   Weighted average interest rate during the period..       4.98%         5.98%         5.58%
   Weighted average interest rate at end of period...       4.44%         5.73%         5.65%

Other borrowings:
   Average balance outstanding ......................    $ 1,034       $ 3,517       $ 2,120
   Maximum amount outstanding at any month-end
      during the period .............................      3,490         7,310         7,370
   Balance outstanding at end of period .............         --         2,755         7,370
   Weighted average interest rate during the period..       4.84%         6.00%         4.95%
   Weighted average interest rate at end of period ..         --          6.90%         5.50%


Subsidiary Activities

         DutchFork Bancshares' sole subsidiary is Newberry Federal. Newberry Federal has one wholly owned subsidiary, Inter-Community Service Corporation, 30 acres of residential land for development. At September 30, 2001, Inter-Community Service Corporation's assets totaled approximately $446,000.

Personnel

         As of September 30, 2001, DutchFork Bancshares had 42 full-time employees and 4 part-time employees, none of whom are represented by a collective bargaining unit. DutchFork Bancshares believes its relationship with its employees is good.

REGULATION AND SUPERVISION
General

As a savings and loan holding company, DutchFork Bancshares is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Newberry Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Newberry Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Newberry Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Newberry Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on DutchFork Bancshares, Newberry Federal and their operations. Certain of the regulatory requirements applicable to Newberry Federal and to DutchFork Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on Newberry Federal and DutchFork Bancshares.

Holding Company Regulation

         DutchFork Bancshares is a unitary savings and loan holding company under federal law because Newberry Federal is its only insured subsidiary. Under prior law, a unitary savings and loan holding company, such as DutchFork Bancshares was not generally restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation--Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the association continues to comply with the QTL Test. DutchFork Bancshares does not qualify for the grandfather and is limited to such activities. If DutchFork Bancshares acquires another savings institution or savings bank that is not a problem institution, that meets the qualified thrift lender test and that the Office of Thrift Supervision considers to be a savings institution, DutchFork Bancshares would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and not merged into Newberry Federal. As a multiple savings and loan holding company, DutchFork Bancshares would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and to certain activities authorized by Office of Thrift Supervision regulation.

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

         Acquisition of the Holding Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the DutchFork Bancshares' outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the DutchFork Bancshares. Under the Federal

Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.


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

         Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2001, Newberry Federal met each of its capital requirements.

         The following table presents Newberry Federal's capital position at September 30, 2001.

                                                                  Capital
                                                            --------------------
                     Actual      Required      Excess       Actual     Required
                     Capital      Capital      Amount       Percent    Percent
                     -------      -------     --------      -------    --------
                                 (Dollars in thousands)

Tangible ......      $33,540      $ 4,986      $28,554      13.45%      2.00%
Core (Leverage)       33,540        9,972       23,568      13.45       4.00
Risk-based ....       34,102       10,148       23,954      26.88       8.00

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

         Insurance of Deposit Accounts. Newberry Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, FICO payments for Savings Association Insurance Fund members approximated 6.1 basis points.

         The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Newberry Federal. Management cannot predict what insurance assessments rates will be in the future.

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

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, Newberry Federal's limit on loans to one borrower was $5 million, and Newberry Federal's largest aggregate outstanding balance of loans to one borrower was $3.5 million.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2001, Newberry Federal maintained 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash_out merger. An application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Newberry Federal, it is a subsidiary of a holding company. In the event Newberry Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Newberry Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift
Supervision determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. During 2001, Newberry Federal was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation eliminated the statutory liquidity requirement, but retained a provision requiring the maintenance of sufficient liquidity to ensure a savings association's safe and sound operation.

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Newberry Federal's latest quarterly thrift financial report. The assessments paid by Newberry Federal for the fiscal year ended September 30, 2001 totaled $56,000.

         Transactions with Related Parties. Newberry Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including DutchFork Bancshares and its non_savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         Newberry Federal's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Newberry Federal may make to insiders based, in part, on Newberry Federal's capital position and requires certain board approval procedures to be followed.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

         Newberry Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Newberry Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Newberry Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $3.0 million at September 30, 2001.

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

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non_interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.7 million to and including $41.3 million; a 10% reserve ratio is applied above $41.3. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Newberry Federal complies with the foregoing requirements.

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


                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. DutchFork Bancshares and Newberry Federal report their income on a fiscal year, consolidated basis under the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Newberry Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to DutchFork Bancshares or Newberry Federal. For its 2001 taxable year, DutchFork Bancshares is subject to a maximum federal income tax rate of 35%.

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

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Newberry Federal makes a non-dividend distribution to DutchFork Bancshares, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Newberry Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

                                     Leased,          Original      Net Book Value
                                     Licensed or      Year         of Property at
Location                             Owned            Acquired     September 30, 2001
---------------                      -------------    ---------   -------------------
                                                  (In thousands)
Main/Executive Office:
1735 Wilson Road
Newberry, South Carolina  29108....   Owned             1993           $2,320

Branch Offices:

1323 College Street
Newberry, South Carolina  29108....   Owned            1993               153

101 N. Wheeler Street
Prosperity, South Carolina  29127..   Owned            1989               130


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information regarding the market for DutchFork Bancshares' common equity and related stockholder matters is incorporated herein by reference to DutchFork Bancshares' 2001 Annual Report to Stockholders on page 58.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to DutchFork Bancshares' 2001 Annual Report to Stockholders on pages 6 through 14.


ITEM 7 FINANCIAL STATEMENTS

         The information regarding financial statements is incorporated herein by reference to DutchFork Bancshares' 2001 Annual Report to Stockholders on pages 15 through 55.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               The information relating to the directors and officers of DutchFork Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 4 through 9.


ITEM 10. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 7 through 9.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 3 through 4.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 9 through 10.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) (1) The following are filed as a part of this report by means of incorporation to DutchFork Bancshares' 2001 Annual Report to Stockholders:

                   o   Independent Auditors' Report

                   o Consolidated Statements of Financial Condition as of September 30, 2001 and 2000

                   o Consolidated Statements of Income for the Years Ended September 30, 2001 and 2000

                   o Consolidated Statements of Comprehensive Operations for the Years Ended September 30, 2001 and 2000

                   o   Consolidated   Statements  of  Changes  in  Stockholders'
                       Equity for the Years Ended September 30, 2001 and 2000

                   o Consolidated Statements of Cash Flows for the Years Ended September 30, 2001 and 2000

                   o   Notes to Consolidated Financial Statements

              (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

              (3)  Exhibits

                   3.1 Certificate of Incorporation of DutchFork Bancshares, Inc.(1)
                   3.2  Bylaws of DutchFork Bancshares, Inc.(1)
                   4.0  Specimen  Stock  Certificate  of  DutchFork  Bancshares,
                        Inc.(1)
                   10.1 Newberry Federal Savings Bank Employment  Agreement with
                        J. Thomas Johnson(2)
                   10.2 Newberry Federal Savings Bank Employment  Agreement with
                        Steve P. Sligh(2)
                   10.3 DutchFork Bancshares,  Inc. Employment Agreement with J.
                        Thomas Johnson(2)
                   10.4 DutchFork  Bancshares,  Inc.  Employment  Agreement with
                        Steve P. Sligh(2)
                   10.5 Newberry   Federal   Savings  Bank  Employee   Severance
                        Compensation Plan(1)
                   10.6 Adoption  Agreement  for  Employees'  Savings  &  Profit
                        Sharing Plan and Trust(1)
                   10.7 DutchFork  Bancshares,  Inc. 2001 Stock-Based  Incentive
                        Plan(3)
                   10.8 Newberry   Federal   Savings  Bank   Director   Deferred
                        Compensation Plan(4)
                   13.0 Annual Report to Stockholders
                   21.0 Subsidiary   information  is   incorporated   herein  by
                        reference to Part I, Item 1, "Business-Subsidiary Activities."
                   23.0  Consent of Clifton D. Bodiford, CPA


              ----------------
              (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.

              (2) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 12, 2000, Registration No. 000-30483.

              (3) Incorporated herein by reference from the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, as amended, initially filed on December 21, 2000, Registration No. 000-30483.

              (4) Incorporated herein by reference from the Exhibits to Form S-8, Registration Statement, filed on August 23, 2001, Registration No. 333-68214.

         (b)   Reports on Form 8-K

                         None.

                                                                       CONFORMED


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DUTCHFORK BANCSHARES, INC.


Date:  December 28, 2001                By:  /s/ J. Thomas Johnson
                                             ----------------------
                                             J. Thomas Johnson
                                             President, Chief
                                             Executive Officer and
                                             Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                   Title                                          Date
         ----                   -----                                          ----
/s/ J. Thomas Johnson           President, Chief Executive                 December 28, 2001
----------------------          Officer and Chairman of the Board
J. Thomas Johnson               President, Chief Executive


/s/ Steve P. Sligh              Executive Vice President, Chief            December 28, 2001
------------------              Finacial Officer, Treasurer
Steve P. Sligh                  and Director (principal financial and
                                accounting Officer)



/s/ Robert E. Livingston        Corporate Secretary and Director           December 28, 2001
-------------------------
Robert E. Livingston


/s/ Robert W. Owen              Director                                   December 28, 2001
---------------------------
Robert W. Owen


/s/ James E. Wiseman            Director                                   December 28, 2001
-------------------------
James E. Wiseman
