Form 10QSB
period 2001-12-31
DUTCHFORK BANCSHARES INC
filed 2002-02-14
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to _______________


                           Commission File No. 0-30483
                                               -------
                           DUTCHFORK BANCSHARES, INC.
                           --------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


        Delaware                                  57-1094236
        ----------------------                    ------------------------------
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

                                        .
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,238,428 shares of common stock, par value $0.01 per share, were issued and outstanding as of February 13, 2002.

     Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Consolidated Balance Sheet at December 31, 2001 and September 30, 2001

Consolidated Statements of Income for the Three Months Ended December 31, 2001 and 2000

Consolidated Statements of Changes in Equity for the Three Months Ended December 31, 2001

Consolidated Statements of Comprehensive Operations for the Three Months Ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2001 and 2000

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

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                             December 31,       September 30,
                                                                 2001                2001
                                                             (unaudited)         (unaudited)
                                                             -----------         -----------
Assets
Cash and cash equivalents                                   $  6,912,850        $  5,065,459
Investments and mortgage-backed securities:
        Available-for-sale:
               Investments (cost of $45,215,726 and
                 $49,340,193 at December 31 and
                 September 30, 2001, respectively)            44,715,329          49,560,617
               Mortgage-backed securities (cost of
                 $112,116,969 and $111,774,654 at
                 December 31 and September 30,
                 2001, respectively)                         111,847,517         111,688,476
        Held-to-maturity:
               Investments (fair value of $50,000 at
                 December 31 and September 30,
                 2001, respectively)                              50,000              50,000
               Mortgage-backed securities (fair
                 value of $3,467,051 and $3,379,484
                 at December 31 and September 30,
                 2001, respectively)                           3,432,342           3,373,893
Loans receivable                                              70,116,693          73,087,925
Premises, furniture and equipment, net                         3,918,309           3,997,932
Accrued interest receivable:
        Loans and mortgage-backed securities                     552,594             555,574
        Investments and other property                           753,978             506,155
Prepaid assets                                                   986,006             486,219
Deferred tax asset                                               568,636             710,450
Other                                                            744,504             749,202
                                                            ------------        ------------
Total assets                                                $244,598,758        $249,831,902
                                                            ============        ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                   December 31,          September 30,
                                                                       2001                   2001
                                                                   (unaudited)            (unaudited)
                                                                   -----------            -----------
Liabilities and stockholders' equity
Liabilities:
        Deposit accounts                                          $ 148,495,596         $ 147,257,904
        Federal Home Loan Bank advances                              60,000,000            60,000,000
        Advances from borrowers for taxes
           and insurance                                                 27,357                76,449
        Accrued income taxes payable                                  2,273,136             2,389,519
        Accounts payable - securities                                        --             4,854,687
        Accrued expenses                                                493,359               454,844
        Accrued interest payable                                        515,462               716,440
        Other                                                            20,769                16,237
                                                                  -------------         -------------
Total liabilities                                                   211,825,679           215,766,080
                                                                  =============         =============

Commitments and contingencies                                                --                    --
Stockholders' equity:
        Preferred stock, $.01 par value, 500,000 shares
           authorized and unissued                                           --                    --
        Common stock, $.01 par value,
           4,000,000 shares authorized, 1,246,428 and
           1,328,628 issued and outstanding at December 31
           and September 30, 2001, respectively                          15,605                15,605
        Additional paid-in capital                                   14,692,470            14,585,071
        Retained earnings, substantially restricted                  26,298,910            25,602,497
        Accumulated other comprehensive income (loss)                  (444,098)               87,391
        Treasury stock (251,700 and 177,500 shares at
           December 31 and September 30, 2001,
           respectively)                                             (5,426,835)           (3,851,845)
        Unearned 2001 Stock-Based Incentive Plan shares
           (62,422 shares at December 31 and September
            30, 2001, respectively)                                  (1,173,175)           (1,173,175)
        Unearned employee stock ownership plan shares                (1,189,798)           (1,199,722)
                                                                  -------------         -------------
Total stockholders' equity                                           32,773,079            34,065,822
                                                                  -------------         -------------
Total liabilities and stockholders' equity                        $ 244,598,758         $ 249,831,902
                                                                  =============         =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income


                                                                       Three Months Ended
                                                                           December 31,
                                                                       2001             2000
                                                                   (unaudited)       (unaudited)
                                                                   -----------       -----------
Interest income:
        Loans receivable                                           $1,367,888        $1,660,617
        Investments                                                   684,599           375,015
        Mortgage-backed and related securities                      1,300,220         2,105,028
        Other interest-earning assets                                 107,986            49,737
                                                                   ----------        ----------
               Total interest income                                3,460,693         4,190,397
                                                                   ----------        ----------

Interest expense:
        Interest expense on deposit accounts                        1,322,499         1,834,614
        Federal Home Loan Bank advances                               638,286           501,750
        Other borrowings purchased                                      3,507            47,180
                                                                   ----------        ----------
                Total interest expense                              1,964,292         2,383,544
                                                                   ----------        ----------


Net interest income                                                 1,496,401         1,806,853
        Provision for loan losses                                          --                --
                                                                   ----------        ----------
        Net interest income after provision for loan losses         1,496,401         1,806,853
                                                                   ----------        ----------

Noninterest income:
        Gain (loss) on sale of securities, net                        551,734           195,087
        Loan origination and commitment fees                           57,938            27,766
        Profit on sale of loans                                        59,195                --
        Loan servicing fees                                             2,176            14,369
        Bank service charges                                          128,744           166,057
        Loan late charges                                              14,830            14,232
        Other                                                          33,425            32,585
                                                                   ----------        ----------
               Total noninterest income                               848,042           450,096
                                                                   ----------        ----------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                  Consolidated Statements of Income (continued)


                                                      Three Months Ended
                                                         December 31,
                                                    2001               2000
                                                    ----               ----
Noninterest expense:
        Compensation and benefits                  677,841           680,831
        Occupancy                                  121,005            84,983
        SAIF deposit insurance premium               6,444             8,011
        Foreclosed real estate expenses                 --               100
        Furniture and equipment                     15,692            79,043
        Professional fees                           97,147            80,031
        Telephone and postage                       48,985            47,396
        Insurance                                    9,843            77,928
        Marketing                                   31,985            26,982
        Data processing                             45,640            71,813
        Supplies and printing                       35,055            23,643
        OTS assessments                             13,680            13,627
        Meetings                                     6,000             7,340
        Bank service charges                        10,047            10,942
        Loan expenses                               16,259            10,043
        Transaction account charges                 38,789            10,477
        Automated teller system                      5,445             6,618
        Contributions                                4,338            70,722
        Other                                      109,532            87,068
                                                 ---------         ---------
               Total noninterest expense         1,293,727         1,397,598
                                                 ---------         ---------

        Income before income taxes               1,050,716           859,351

Provision for income taxes                         354,303           333,474
                                                 ---------         ---------

Net income                                      $  696,413        $  525,877
                                                ==========        ==========

Basic net income per share                      $     0.60        $     0.37
                                                ==========        ==========

Diluted net income per share                    $     0.58        $     0.37
                                                ==========        ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations



                                                              Three Months Ended December 31,
                                                                 2001               2000
                                                                 ----               ----

Net income                                                    $  696,413         $  525,877

Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) arising during the
           period, net of tax effect of $(325,751) and
           $1,841,767 for the three months ended
           December 31, 2001 and 2000, respectively             (531,489)         3,007,507

                                                              ----------         ----------
Comprehensive income                                          $  164,924         $3,533,384
                                                              ==========         ==========



                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                             Accumulated
                                                                        Additional                              Other
                                  Number of          Common              Paid-in            Retained        Comprehensive
                                   Shares             Stock              Capital            Earnings        Income (Loss)
                                   ------             -----              -------            --------        -------------
Balance at September
   30, 2001                      1,320,628         $    15,605         $14,585,071        $25,602,497        $    87,391
Net income                                                                                    696,413
Release of  7,230 ESOP
   shares                                                                  107,399
Purchase of treasury
   stock                           (74,200)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $325,751)                                                                                                 (531,489)
                                 ---------         -----------         -----------        -----------        -----------
Balance at December
   31, 2001                      1,246,428         $    15,605         $14,692,470        $26,298,910        $  (444,098)
                                 =========         ===========         ===========        ===========        ===========




                                   Treasury            Incentive                             Stockholders'
                                    Stock                Plan             ESOP Loan             equity
                                    -----                ----             ---------             ------
Balance at September
   30, 2001                      $(3,851,845)        $(1,173,175)        $(1,199,722)        $34,065,822
Net income                                                                                       696,413
Release of  7,230 ESOP
   shares                                                                      9,924             117,323
Purchase of treasury
   stock                          (1,574,990)                                                 (1,574,990)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $325,751)                                                                                 (531,489)
                                 -----------         -----------         -----------         -----------
Balance at December
   31, 2001                      $(5,426,835)        $(1,173,175)        $(1,189,798)        $32,773,079
                                 ===========         ===========         ===========         ===========



                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                     Three Months Ended December 31,
                                                                         2001                2000
                                                                         ----                ----
                                                                     (unaudited)         (unaudited)
Operating Activities
Net income                                                           $   696,413         $   525,877
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
        Depreciation                                                      87,613              58,283
        (Gain) loss on sales of investments and mortgage-
               backed securities                                        (551,734)           (174,937)
        Net (gain) loss on sales on loans                                (59,195)                 --
        Increase (decrease) in deferred loan origination fees                 --               4,253
        Amortization of premiums (discounts) on investments,
           mortgage-backed securities and loans                         (264,863)           (364,601)
        Decrease (increase) in accrued interest receivable              (244,843)             91,325
        Decrease (increase) in prepaid and other assets                 (495,089)            282,334
        Decrease (increase) in deferred tax asset                        141,814                  --
        Increase (decrease) in accrued interest payable                 (200,978)            (92,018)
        Increase (decrease) in accounts payable and accrued
               expenses                                               (4,606,804)          7,228,563
        Increase (decrease) in other liabilities                           4,532             527,711
                                                                     -----------         -----------
Net cash provided (used) by operating activities                      (5,493,134)          8,086,790
                                                                     -----------         -----------


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)


                                                              Three Months Ended December 31,
                                                                2001                  2000
                                                                ----                  ----
                                                             (unaudited)          (unaudited)
Investing Activities
Principal payments on mortgage-backed securities               2,401,000            2,030,004
Purchases of available-for-sale securities                   (48,202,045)         (41,443,294)
Proceeds from sales of available-for-sale securities          50,388,200           39,852,049
Net (increase) decrease in loans receivable                    3,030,427           (1,204,078)
Proceeds from sales of repossessed assets                             --               22,246
Purchases of premises, furniture and equipment                    (7,990)            (135,930)
                                                            ------------         ------------
Net cash provided (used) by investing activities               7,609,592             (879,003)
                                                            ------------         ------------

Financing Activities
Net  increase (decrease) in deposit accounts                   1,237,692           (1,355,283)
Proceeds from other borrowings                                        --           15,190,000
Repayments of other borrowings                                        --          (17,945,000)
Release of ESOP shares                                           107,399                   --
Repayment of ESOP loan                                             9,924               12,780
Purchase of treasury stock                                    (1,574,990)                  --
Increase (decrease) in advances from borrowers for
   taxes and insurance                                           (49,092)             (30,585)
                                                            ------------         ------------
Net cash provided by financing activities                       (269,067)          (4,128,088)
                                                            ------------         ------------
Net increase (decrease) in cash and cash equivalents           1,847,391            3,079,699
Cash and cash equivalents at beginning of period               5,065,459            2,834,538
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $  6,912,850         $  5,914,237
                                                            ============         ============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the period for:
         Interest                                           $  2,165,270         $  2,475,562
         Taxes                                              $  1,944,025         $    712,972


                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 1 - Organization
         ------------

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

Note 2 - Accounting Principles
         ---------------------

     The accompanying unaudited financial statements of the Bank have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share
         ------------------

     The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                   Three Months Ended
                                                      December  31
                                                 2001              2000
                                              ----------        ----------
Basic EPS computation:
  Numerator                                   $  698,413        $  525,877

Denominator
  Common shares outstanding                    1,153,018         1,436,744
                                              ----------        ----------

Basic EPS                                     $     0.60        $     0.37
                                              ==========        ==========

Diluted EPS computation:
  Numerator                                   $  698,413        $  525,877

Denominator:
  Common shares outstanding                    1,153,018         1,436,744
Dilutive securities:
  Stock options-treasury stock method             22,204
  Incentive plan-treasury stock method            28,792
                                              ----------        ----------
                                               1,204,014         1,436,744
                                              ----------        ----------
                                              $     0.58        $     0.37
                                              ==========        ==========

     The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2001 was $20.75 per share.

     Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements
--------------------------

     This prospectus contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the works "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposits flow, competition, demand for financial services in and DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.

Operating Strategy
------------------

     DutchFork Bancshares' wholly owned subsidiary, Newberry Federal, is an independent community-oriented savings bank, delivering quality customer service and offering a wide range of deposit and loan products to its customers. Because of weak loan demand in Newberry Federal's primary market area, management has maintained a substantial investment in investment securities and mortgage-backed securities classified as available-for-sale. Management's objective in managing the securities portfolio is to maintain a portfolio of high quality, highly liquid investments with competitive returns in order to maximize current income without compromising credit quality.

Comparison of Financial Condition at December 31, 2001 and September 30, 2000:

     Total assets decreased by $5.4 million from $249.8 million at September 30, 2001 to $244.6 million at December 31, 2001.

     At December 31, 2001, total equity was $32.8 million, after a $400,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2001 of $34.1 million, including a $100,000 unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. The decline in total equity resulted from the purchase of $1.6 million in treasury stock.

     During the three months ended December 31, 2001, the market values of investments and mortgage-backed securities decreased by $769,849, and after the tax effect of $325,751, equity decreased by $444,098 from this decrease in market values.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and December 31, 2000:

Net Income
----------

     Net income for the three months ended December 31, 2001 increased by $171,000 to $696,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $310,000, and non-interest income increased by $398,000. In addition, non-interest expense decreased by $104,000.

Net Interest Income
-------------------

     Net interest income decreased from $1.8 million for the three months ended December 31, 2000 to $1.5 million for the same period in 2001, due primarily to the declining interest rate environment throughout 2001. The average interest rate spread decreased from 3.32% for the three months ended December 31, 2000 to 2.47% for the three months ended December 31, 2001.

Interest Expense
----------------

     Interest expense decreased from $2.4 million for the three months ended December 31, 2000 to $2.0 million for the same period in 2001. This was primarily a result of a $500,000 decrease in interest on deposits due to declining interest rates in 2001.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the three months ended December 31, 2001 and 2000 was $0. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

     Non-interest income increased by $398,000, primarily as a result of $357,000 increase in gains on the sale of securities.

Non-Interest Expense
--------------------

     Non-interest expense decreased from $1.4 million for the three months ended December 31, 2000 to $1.3 million for the three months ended December 31, 2001. The decrease was a result of decreases in a number of areas, with the most significant being a $66,000 decrease in contributions.

Provision for Income Taxes
--------------------------

     Income tax increased by $21,000 due to the increase in income before income taxes.

Liquidity and Capital Resources
-------------------------------

     Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 65.9% of assets at December 31, 2001.

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

     The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At December 31, 2001, the Bank was in compliance with all applicable capital requirements.

                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)


                                               Three Months Ended December 31,                Three Months Ended December 31,
                                                             2001                                          2000
                                             Average                       Yield/           Average                         Yield/
                                             Balance       Interest         Rate            Balance       Interest           Rate
                                             -------       --------         ----            -------       --------           ----
Interest earning assets:
        Loans receivable                    $ 74,555       $  1,368         7.34%           $78,709       $  1,660          8.44%
        Interest-bearing deposits                840              6         2.86%               808             12          5.94%
        Investment securities                 44,110            685         6.21%            21,112            364          6.90%
        Mortgage-backed securities           117,075          1,300         4.44%           113,683          2,105          7.41%
        Federal funds sold                     1,360             43        12.65%               713             11          6.17%
        Other                                  4,043             59         5.84%             2,872             38          5.29%
                                            --------       --------                        --------       --------
Total interest earning assets                241,983          3,461         5.72%           217,897          4,190          7.69%
Non-interest earning assets                    9,186                                          8,628
                                            --------                                       --------
Total assets                                $251,169                                       $226,525
                                            ========                                       ========

Interest bearing liabilities:
Deposits:
        Passbook accounts                   $ 14,945                                       $ 15,805
        NOW and Money Market
           accounts                           29,850                                         31,113
        Certificates of deposit              104,363                                         99,537
                                            --------                                       --------
               Total deposits                149,158          1,322         3.55%           146,455          1,835          5.04%
Federal Home Loan Bank
   advances                                   60,000            638         4.25%            35,000            502          5.74%
Other borrowings                               1,885              4         0.85%             7,457             47          2.52%
                                            --------       --------                        --------       --------
        Total interest bearing
           liabilities                       211,043          1,964         3.72%           188,912          2,384          5.05%
Non-interest bearing liabilities               7,291                                          5,053
                                            --------                                       --------
        Total liabilities                    218,334                                        193,965
Total retained earnings                       32,835                                         32,560
                                            --------                                       --------
        Total liabilities and retained
           earnings                         $251,169                                       $226,525
                                            ========                                       ========

Net interest-earning assets                                $  1,497         2.00%                         $  1,806          2.64%
Net interest margin as a percentage
   of interest-earning assets                                               2.47%                                           3.32%


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

     NONE

Item 5.  Other Information

     NONE

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
          3.1  Certificate of incorporation of DutchFork Bancshares, Inc. (1)
          3.2  Bylaws of DutchFork Bancshares, Inc. (1)
          4.0  Specimen Stock Certificate of DutchFork Bancshares, Inc. (1)
          10.1 Newberry Federal Savings Bank Employment Agreement with J. Thomas Johnson (2)
          10.2 Newberry Federal Savings Bank Employment Agreement with Steve P. Sligh (2)
          10.3 DutchFork Bancshares, Inc. Employment Agreement with J. Thomas Johnson (2)
          10.4 DutchFork Bancshares, Inc. Employment Agreement with Steve P. Sligh (2)
          10.5 Newberry Federal Savings Bank Employee Severance Compensation Plan (2)
          10.6 Adoption Agreement for Employees' Savings & Profit Sharing Plan & Trust (1)
          10.7 DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)
          10.8 Newberry Federal Savings Bank Director Deferred Compensation Plan
               (4)
          (b) Reports on Form 8-K

               On October 26, 2001, the Company filed a Current Report on Form 8-K announcing the date of its 2002 annual meeting of stockholder. The press release announcing the date is attached as an exhibit to the Form 8-K.




-------------------------------------------
               (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto,
                    initially   filed  on  March  8,  2000,   Registration   No.
                    333-31986.
               (2) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.
               (3)  Incorporated  herein by reference from the Definitive  Proxy
                    Statement for the 2001 Annual Meeting of Stockholders.
               (4)  Incorporated  herein by  reference  from the Exhibits to the
                    Form S-8 Registration Statement filed on August 23, 2001, Registration No. 333-68214.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               DUTCHFORK BANCSHARES, INC.
                 (Registrant)



               Date: February 14, 2001     By: J. Thomas Johnson

                                       /s/ J. Thomas Johnson
                                           -------------------------------------
                                           J. Thomas Johnson
                                           President and Chief Executive Officer




                                           By: Steve P. Sligh

                                       /s/ Steve P. Sligh
                                           -------------------------------------
                                           Steve P. Sligh
                                           Executive Vice President and Chief
                                           Financial Officer