Form 10QSB
period 2002-03-31
DUTCHFORK BANCSHARES INC
filed 2002-05-15
CIK 1107710

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[X] Quarterly  report under Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to _______________


                           Commission File No. 0-30483
                                               -------

                           DUTCHFORK BANCSHARES, INC.
                           --------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


         Delaware                                           57-1094236
----------------------------                      ------------------------------
   State of Incorporation                         I.R.S. Employer Identification


                1735 Wilson Road, Newberry, South Carolina 29108
                -------------------------------------------------
                     (Address of Principal Executive Office)

                                 (803) 321-3200
                         ------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                 -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,132,649 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 10, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements

Consolidated Balance Sheets at March 31, 2002 and September 30, 2001 (unaudited)

Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 2002 and 2001 (unaudited)

Consolidated Statements of Changes in Equity for the Three Months and Six Months Ended March 31, 2002 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months and Six Months Ended March 31, 2002 and 2001 (unaudited)

Consolidated Statements of Cash Flows for the Three Months and Six Months Ended March 31, 2002 and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

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

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                         March 31,        September 30,
                                                           2002                2001
                                                           ----                ----
                                                       (unaudited)         (unaudited)
Assets
Cash and cash equivalents                             $ 13,025,330        $  5,065,459
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $34,921,609 and
           $49,340,193 at March 31, 2002 and
           September 30, 2001, respectively)            35,286,179          49,560,617
         Mortgage-backed securities (cost of
           $140,176,151 and $111,774,654 at
           March 31, 2002 and September 30,
           2001, respectively)                         138,482,552         111,688,476
     Held-to-maturity:
         Investments (fair value of $50,000 at
           March 31, 2002 and September 30,
           2001, respectively)                              50,000              50,000
         Mortgage-backed securities (fair
           value of $3,061,650 and $3,379,484
           at March 31, 2002 and September 30,
           2001, respectively)                           3,057,391           3,373,893
Loans receivable                                        65,848,499          73,087,925
Premises, furniture and equipment, net                   3,923,942           3,997,932
Accrued interest receivable:
     Loans and mortgage-backed securities                  550,257             555,574
     Investments and other property                        628,267             506,155
Prepaid assets                                             711,719             486,219
Deferred tax asset                                         565,516             710,450
Other                                                      731,607             749,202
                                                      ------------        ------------
Total assets                                          $262,861,259        $249,831,902
                                                      ============        ============


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                 March 31,          September 30,
                                                                    2002                 2001
                                                                    ----                 ----
                                                                (unaudited)          (unaudited)
Liabilities and stockholders' equity
Liabilities:
     Deposit accounts                                          $ 147,991,509         $ 147,257,904
     Federal Home Loan Bank advances                              60,000,000            60,000,000
     Federal funds purchased                                      19,335,000                    --
     Advances from borrowers for taxes
        and insurance                                                 27,671                76,449
     Accrued income taxes payable                                  2,064,218             2,389,519
     Accounts payable - securities                                        --             4,854,687
     Accrued expenses                                                161,712               454,844
     Accrued interest payable                                        325,016               716,440
     Other                                                            21,100                16,237
                                                               -------------         -------------
Total liabilities                                                229,926,226           215,766,080
                                                               -------------         -------------

Commitments and contingencies                                             --                    --
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                           --                    --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 1,132,649 and
        1,328,628 issued and outstanding at March 31,
        2002 and September 30, 2001, respectively                     15,605                15,605
     Additional paid-in capital                                   14,704,214            14,585,071
     Retained earnings, substantially restricted                  26,732,128            25,602,497
     Accumulated other comprehensive income (loss)                  (788,028)               87,391
     Treasury stock (259,700 and 177,500 shares at
        March 31, 2002 and September 30, 2001,
        respectively)                                             (5,592,040)           (3,851,845)
     Unearned 2001 Stock-Based Incentive Plan shares
        (51,187 and 62,422 shares at March 31, 2002 and
        September 30, 2001, respectively)                           (962,070)           (1,173,175)
     Unearned employee stock ownership plan shares                (1,174,776)           (1,199,722)
                                                               -------------         -------------
Total stockholders' equity                                        32,935,033            34,065,822
                                                               -------------         -------------
Total liabilities and stockholders' equity                     $ 262,861,259         $ 249,831,902
                                                               =============         =============

                                                      DutchFork Bancshares, Inc.
                                                  and Subsidiaries
                                          Consolidated Statements of Income


                                                         Three Months Ended                 Six Months Ended
                                                              March 31,                          March 31,
                                                       2002              2001             2002             2001
                                                       ----              ----             ----             ----
                                                   (unaudited)       (unaudited)       (unaudited)      (unaudited)
Interest income:
     Loans receivable                              $1,313,764        $1,549,746        $2,652,924        $3,210,363
     Investments                                      546,237         1,123,601         1,219,408         1,498,616
     Mortgage-backed and related securities         1,465,706         1,142,776         2,765,925         3,247,804
     Other interest-earning assets                     84,358            48,213           192,343            97,950
                                                   ----------        ----------        ----------        ----------
         Total interest income                      3,410,065         3,864,336         6,830,600         8,054,733
                                                   ----------        ----------        ----------        ----------

Interest expense:
     Interest expense on deposit accounts           1,033,031         1,720,590         2,355,530         3,555,204
     Federal Home  Loan  Bank advances                653,833           501,750         1,292,120         1,003,500
     Other borrowings                                     154             1,488             3,661            48,668
                                                   ----------        ----------        ----------        ----------
            Total interest expense                  1,687,018         2,223,828         3,651,311         4,607,372
                                                   ----------        ----------        ----------        ----------

Net interest income                                 1,723,047         1,640,508         3,179,289         3,447,361
     Provision for loan losses                             --            41,000                --            41,000
                                                   ----------        ----------        ----------        ----------
     Net interest income after
        provision for loan losses                   1,723,047         1,599,508         3,179,289         3,406,361
                                                   ----------        ----------        ----------        ----------

Noninterest income:
     Loan servicing fees                                1,582             7,784             3,757            22,153
     Bank service charges                             132,903           194,038           261,647           360,095
     Gain on sales of securities                       79,875           782,082           631,609           977,169
     Gain on sale of branch                                --         1,828,762                --         1,828,762
     Other                                             75,215           232,978           240,603           307,561
                                                   ----------        ----------        ----------        ----------
         Total noninterest income                     289,575         3,045,644         1,137,616         3,495,740
                                                   ----------        ----------        ----------        ----------

Noninterest expense:
     Salaries and employee benefits                   618,719           648,563         1,214,549         1,329,394
     Occupancy                                        116,152            90,716           237,157           175,699
     Equipment                                         17,440            62,149            33,132           141,192
     Marketing                                         28,273            30,242            60,258            57,224
     Other                                            536,893           609,018         1,050,014         1,134,777
                                                   ----------        ----------        ----------        ----------
         Total noninterest expense                  1,317,477         1,440,688         2,595,110         2,838,286
                                                   ----------        ----------        ----------        ----------

Income before income taxes                            695,145         3,204,464         1,721,795         4,063,815
Income taxes                                          237,861         1,292,052           592,164         1,625,526
                                                   ----------        ----------        ----------        ----------
Net income                                         $  457,284        $1,912,412        $1,129,631        $2,438,289
                                                   ==========        ==========        ==========        ==========
Net income per share (basic)                       $      .40        $     1.23        $      .99        $     1.56
                                                   ==========        ==========        ==========        ==========
Net income per share (diluted)                     $      .39        $     1.23        $      .96        $     1.56
                                                   ==========        ==========        ==========        ==========


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations


                                                           Three Months Ended                   Six Months Ended
                                                                March 31,                            March 31,
                                                         2002                2001             2002                  2001
                                                         ----                ----             ----                  ----
                                                      (unaudited)        (unaudited)       (unaudited)          (unaudited)

Net income                                            $   457,284         $ 1,912,412        $ 1,129,631         $ 2,438,289

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) arising during
        the period, net of tax effect of
        $135,532, $(588,160), $416,283 and
        $(2,429,927) for the three
        months ended March 31, 2002 and
        2001 and the six months ended March
        31, 2002 and 2001, respectively                  (213,237)            974,679           (875,419)          3,972,186
                                                      -----------         -----------        -----------         -----------

Comprehensive income                                  $   244,047         $ 2,887,091        $   254,212         $ 6,410,475
                                                      ===========         ===========        ===========         ===========



                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                   Accumulated
                                                                Additional                             Other
                                Number of         Common          Paid-in           Retained       Comprehensive        Treasury
                                 Shares           Stock           Capital           Earnings       Income (Loss)         Stock
                                 ------           -----           -------           --------       -------------         -----
                                                                                                    (unaudited)
Balance at September
   30, 2001                     1,320,628       $ 15,605       $ 14,585,071       $ 25,602,497      $   87,391       $ (3,851,845)
Net income                                                                           1,129,631
Release of  9,668 ESOP
   shares                                                           145,573
Issuance of 11,235
  shares in a 2001
  incentive plan                   11,235                           (26,430)
Purchase of treasury
   stock                          (82,200)                                                                             (1,740,195)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $461,283)                                                                                       (875,419)
                                ---------       --------       ------------       ------------      ----------       ------------
Balance at March
   31, 2002                     1,249,663       $ 15,605       $ 14,704,214       $ 26,732,128      $ (788,028)      $ (5,592,040)
                                =========       ========       ============       ============      ==========       ============



                                  Incentive                           Stockholders'
                                    Plan              ESOP Loan           equity
                                    ----              ---------           ------
                                                                       (unuaudited)
Balance at September
   30, 2001                     $ (1,173,175)      $ (1,199,722)      $ 34,065,822
Net income                                                               1,129,631
Release of  9,668 ESOP
   shares                                                24,946            170,519
Issuance of 11,235
  shares in a 2001
  incentive plan                     211,105                               184,675
Purchase of treasury
   stock                                                                (1,740,195)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $461,283)                                                           (875,419)
                                ------------       ------------       ------------
Balance at March
   31, 2002                     $   (962,070)      $ (1,174,776)      $ 32,935,033
                                ============       ============       ============


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                        Six Months Ended March 31,
                                                                        2002                 2001
                                                                        ----                 ----
                                                                    (unaudited)          (unaudited)
Operating Activities
Net income                                                          $ 1,129,631           $ 2,438,289
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                       173,173               118,816
     Provision for losses                                                    --                41,000
     (Gain) loss on sales of investments and mortgage-
         backed securities                                             (631,609)             (957,019)
     Net (gain) loss on sales on loans                                  (59,195)              (35,000)
     (Gain) on sale of branch                                                --            (1,828,762)
     Increase (decrease) in deferred loan origination fees               (1,100)                2,132
     Proceeds from sales of investments held for trading                     --             5,600,000
     Purchases of investments held for trading                               --            (6,000,000)
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                           (255,947)             (513,994)
     Decrease (increase) in accrued interest receivable                (116,795)              395,494
     Decrease (increase) in prepaid and other assets                   (207,905)             (150,750)
     Decrease (increase) in deferred tax asset                          370,531                15,696
     Increase (decrease) in accrued interest payable                   (391,424)               91,171
     Increase (decrease) in accounts payable and accrued
         expenses                                                    (4,606,804)           (4,853,022)
     Increase (decrease) in other liabilities                          (535,702)              510,408
                                                                     ----------            ----------
Net cash provided (used) by operating activities                     (5,133,146)           (5,125,541)
                                                                     ----------            ----------


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)


                                                                     Six Months Ended March 31,
                                                                    2002                    2001
                                                                    ----                    ----
                                                                (unaudited)             (unaudited)
Investing Activities
Principal payments on mortgage-backed securities                  26,857,631               8,798,776
Decrease in deposits and accrued interest due to sale
   of branch                                                              --             (13,295,590)
Purchases of available-for-sale securities                      (107,317,717)            (80,955,473)
Proceeds from sales of available-for-sale securities              67,717,739              82,483,865
Net (increase) decrease in loans receivable                        5,335,446                 684,910
Proceeds from sales of repossessed assets                                 --                  22,246
Proceeds from sales of branch assets                                      --               1,772,346
Proceeds from sales of loans                                       1,964,275              10,635,000
Purchases of premises, furniture and equipment                       (99,183)               (626,462)
                                                               -------------           -------------
Net cash provided (used) by investing activities                  (5,541,809)              9,519,618
                                                               -------------           -------------

Financing Activities
Net  increase (decrease) in deposit accounts                         733,605              (1,750,034)
Proceeds from other borrowings                                    29,275,000              18,325,041
Repayments of other borrowings                                    (9,940,000)            (20,755,000)
Release of ESOP shares                                               107,399                      --
Repayment of ESOP loan                                                63,120                  18,867
Purchase of treasury stock                                        (1,740,195)                     --
Unallocated incentive plan                                           184,675                      --
Increase (decrease) in advances from borrowers for
   taxes and insurance                                               (48,778)                (15,782)
                                                               -------------           -------------
Net cash provided by financing activities                         18,634,826              (4,176,908)
                                                               -------------           -------------
Net increase (decrease) in cash and cash equivalents               7,957,871                 217,169
Cash and cash equivalents at beginning of year                     5,065,459               2,834,538
                                                               -------------           -------------
Cash and cash equivalents at end of year                       $  13,025,330           $   3,051,707
                                                               =============           =============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
      Interest                                                 $   3,692,767           $   3,428,438
      Taxes                                                    $   2,180,025           $   2,021,880


                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                 March 31, 2002
Note 1 - Organization
         ------------

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

Note 2 - Accounting Principles
         ---------------------

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share
         ------------------

     The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                   Three Months Ended                 Six Months Ended
                                                       March 31,                          March 31,
                                             ---------------------------------------------------------------
                                                 2002             2001              2002             2001
                                                 ----             ----              ----             ----
     Basic EPS computation:
        Numerator                            $   457,284      $ 1,912,412       $ 1,129,631      $ 2,438,289

     Denominator                               1,126,638        1,554,807         1,139,973        1,563,006
                                             -----------      -----------       -----------      -----------
     Basic EPS                               $      0.40      $      1.23       $      0.99      $      1.56
                                             ===========      ===========       ===========      ===========
     Diluted EPS computation:
        Numerator                            $   457,284      $ 1,912,412       $ 1,129,631      $ 2,438,289

     Denominator:
        Common shares outstanding              1,126,638        1,554,807         1,139,973        1,563,006
     Dilutive securities:
        Stock options - treasury stock
           method                                 27,248               (1)           25,018               (1)
        Incentive plan - treasury stock
           method                                 14,553               (1)           11,863               (1)
                                             -----------      -----------       -----------      -----------
                                               1,168,439        1,554,807         1,176,854        1,563,006
                                             -----------      -----------       -----------      -----------
                                             $      0.39      $      1.23       $      0.96      $      1.56
                                             ===========      ===========       ===========      ===========

     The average market price used in calculating the assumed number of shares issued for the three months and six months ended March 31, 2002 was $21.32 per share.

(1) Dilutive securities were insignificant.

     Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements
--------------------------

     This prospectus contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the works "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposits flow, competition, demand for financial services in DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by law or regulation, the Company disclaims any obligation to update such forward-looking financial statements.

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

Comparison of Financial Condition at March 31, 2002 and September 30, 2001:

     Total assets increased by $13.1 million from $249.8 million at September 30, 2001 to $262.9 million at March 31, 2002.

     At March 31, 2002, total equity was $32.9 million, after a $800,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2001 of $34.1 million, including a $100,000 unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. The decline in total equity resulted from the purchase of $1.7 million in treasury stock and an increase in the unrealized loss on investments of $900,000.

     During the six months ended March 31, 2002, the market values of investments and mortgage-backed securities decreased by $1.3 million, and after the tax effect of $461,283, equity decreased by $875,419 from this decrease in market values.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001:

Net Income
----------

     Net income for the three months ended March 31, 2002 decreased by $1.5 million to $457,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $124,000, and non-interest income decreased by $2.8 million. The decrease in non-interest income was primarily due to a $1.8 million gain on the sale of a branch during the period ended March 31, 2001, and a decrease in the gain on sale of securities of $702,000. Excluding the effect of the sale of the branch, net income decreased $321,000 from the quarter ended March 31, 2001 to the quarter ended March 31, 2002.

Net Interest Income
-------------------

     Net interest income increased from $1.6 million for the three months ended March 31, 2001 to $1.7 million for the same period in 2002.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the three months ended March 31, 2002 was $0, compared to $41,000 for the same period in 2001 due to lower charge-offs. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

     Non-interest income decreased by $2.8 million, primarily as a result of a decrease of $702,000 in gains on the sale of securities, and the gain of $1.8 million on the branch sale in the same period for the prior year.

Non-Interest Expense
--------------------

     Non-interest expense decreased from $1.4 million for the three months ended March 31, 2001 to $1.3 million for the three months ended March 31, 2002. The decrease was primarily a result of expenses relating to a new data processing system conversion in the period ended March 31, 2001.

Provision for Income Taxes
--------------------------

     Income tax decreased by $1.0 million due to the decrease in income before income taxes.

Comparison of Operating Results for the Six Months Ended March 31, 2002 and March 31, 2001:

Net Income
----------

     Net income for the six months ended March 31, 2002 decreased by $1.3 million to $1.1 million when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $227,000, and non-interest income decreased by $2.4 million, with these decreases being partially offset by a decrease in income taxes of $1.0 million. The decrease in non-interest income was primarily due to a $1.8 million gain on the sale of a branch during the period ended March 31, 2001 and a decrease in the gain on sale of securities of $346,000 during the period ended March 31, 2002. Excluding the effect of the sale of the branch, net income decreased $150,000 from the six months ended March 31, 2001 to the six months ended March 31, 2002.

Net Interest Income
-------------------

     Net interest income decreased from $3.4 million for the six months ended March 31, 2001 to $3.2 million for the same period in 2002.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the six months ended March 31, 2002 was $0, compared to $41,000 for the same period in 2001 due to lower charge-offs. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

     Non-interest income decreased by $2.4 million, primarily as a result of a decrease of $346,000 in gains on the sale of securities, and the gain of $1.8 million on the branch sale in the period ended March 31, 2001.

Non-Interest Expense
--------------------

     Non-interest expense decreased from $2.8 million for the six months ended March 31, 2001 to $2.6 million for the six months ended March 31, 2002. The decrease was primarily a result of expenses relating to a new data processing system conversion in 2001.

Provision for Income Taxes
--------------------------

     Income tax decreased by $1.0 million due to the decrease in income before income taxes.

Liquidity and Capital Resources
-------------------------------

     Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 71.1% of assets at March 31, 2002.

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

     The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At March 31, 2002, the Bank was in compliance with all applicable capital requirements.

                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)


                                                Three Months Ended March 31,             Three Months Ended March 31,
                                                            2002                                     2001
                                              Average                    Yield/        Average                          Yield/
                                              Balance        Interest     Rate         Balance        Interest           Rate
                                              -------        --------     ----         -------        --------           ----
     Interest earning assets:
          Loans receivable                    $ 66,593         $1,257     7.55%        $ 68,058       $  1,550          9.11%
          Interest-bearing deposits                746              5     2.68%             854             12          5.62%
          Investment securities                 36,993            614     4.97%          23,570            612         10.39%
          Mortgage-backed securities           128,432          1,466     4.57%         106,116          1,643          6.19%
          Federal funds sold                       203             20     1.70%           4,047             11          1.09%
          Other                                     --             --       --            2,885             37          5.13%
                                              --------       --------     ----         --------       --------         ------
     Total interest earning assets             232,967          3,362     5.77%         205,530          3,865          7.52%
     Non-interest earning assets                16,174                                    6,908
                                              --------                                 --------
     Total assets                             $249,141                                 $212,438
                                              ========                                 ========

     Interest bearing liabilities:
     Deposits:
          Passbook accounts                   $ 16,167                                 $ 14,956
          NOW and Money Market
             accounts                           30,913                                   27,527
          Certificates of deposit               99,805                                   93,920
                                              --------                                 --------
              Total deposits                   146,885          1,033     2.81%         136,403          1,721          5.05%
     Federal Home Loan Bank
        advances                                60,000            654     4.36%          35,000            502          5.74%
     Other borrowings                            6,912              1     0.06%             108              1          3.70%
                                              --------       --------     ----         --------       --------         ------
          Total interest bearing
             liabilities                       213,797          1,688     3.16%         171,511          2,224          5.19%
     Non-interest bearing liabilities            3,116                                    5,469
                                              --------                                 --------
          Total liabilities                    216,913                                  176,980
     Total equity                               32,228                                   35,458
                                              --------                                 --------
          Total liabilities and equity        $249,141                                 $212,438
                                              ========                                 ========

     Net interest spread                                     $  1,674     2.64%                       $  1,641          2.34%
     Net interest margin as a percentage
        of interest-earning assets                                        2.89%                                         3.19%


                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)


                                                Six  Months Ended March 31,             Six Months Ended March 31,
                                                            2002                                     2001
                                              Average                    Yield/        Average                          Yield/
                                              Balance        Interest     Rate         Balance        Interest           Rate
                                              -------        --------     ----         -------        --------           ----
     Interest earning assets:
          Loans receivable                     $70,574         $2,597     7.36%        $ 73,384      $  3,210            8.75%
          Interest-bearing deposits                793             11     2.77%             831            24            5.78%
          Investment securities                 40,552          1,245     6.14%          22,341           976            8.74%
          Mortgage-backed securities           122,753          2,766     4.51%         109,899         3,748            6.82%
          Federal funds sold                       782             63     1.75%           2,380            22            1.85%
          Other                                  2,022            102    10.09%           2,879            75            5.21%
                                              --------          -----    -----         --------         -----            ----
     Total interest earning assets             237,476          6,784     5.71%         211,714         8,055            7.61%
     Non-interest earning assets                12,680                                    7,768
                                              --------                                 --------
     Total assets                             $250,156                                 $219,482
                                              ========                                 ========

     Interest bearing liabilities:
     Deposits:
          Passbook accounts                   $ 15,556                                 $ 15,380
          NOW and Money Market
             accounts                           30,381                                   29,320
          Certificates of deposit              102,085                                   96,729
                                              --------                                 --------
              Total deposits                   148,022          2,356     3.18%         141,429         3,556            5.03%
     Federal Home Loan Bank
        advances                                60,000          1,292     4.31%          35,000         1,004            5.74%
     Other borrowings                            4,398              4     0.18%           3,783            48            2.54%
                                              --------       --------     ----         --------       -------            ----
          Total interest bearing
             liabilities                       212,420          3,652     3.44%         180,212         4,608            5.11%
     Non-interest bearing liabilities            5,204                                    5,260
                                              --------                                 --------
          Total liabilities                    217,624                                  185,472
     Total equity                               32,532                                   34,010
                                              --------                                 --------
          Total liabilities and equity        $250,156                                 $219,482
                                              ========                                 ========

     Net interest spread                                     $  3,132     2.29%                      $  3,447            2.50%
     Net interest margin as a percentage
        of interest-earning assets                                        2.64%                                          3.26%

                                                               PART II
                                       18

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject.

Item 2.  Changes in Securities

     NONE

Item 3.  Defaults upon Senior Securities

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     On February 6, 2002, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Clifton D. Bodiford, CPA as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

     Election of Directors            Number of Votes           Number of Votes
     ---------------------                 FOR                      WITHHELD
                                      ---------------           ----------------

Dr. Robert E. Livingston, III            1,043,655                    60,841
Steve P. Sligh                           1,043,930                    60,566

     The Directors whose terms continued and the years their terms expire are as follows: J. Thomas Johnson (2003) and Dr. Robert W. Owen (2003).

                                 Number of Votes    Number of Votes    Number of Votes
                                      FOR              AGAINST             ABSTAIN
                                 ---------------    ---------------    ---------------
2.  Ratification of Clifton D.
    Bodiford, CPA as the
    Company's Independent
    Auditor                        1,099,380            2,484               2,632


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

(b)      Reports on Form 8-K

         NONE



-----------------------
(1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.
(2) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.
(3) Incorporated herein by reference from the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.
(4) Incorporated herein by reference from the Exhibits to Form S-8 Registration Statement, filed on August 23, 2001, Registration No. 333-68214.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         DUTCHFORK BANCSHARES, INC.
                  (Registrant)



         Date: May 15, 2002

                                        /s/ J. Thomas Johnson
                                        ----------------------------------------
                                        J. Thomas Johnson
                                        President and Chief Executive Officer





                                        /s/ Steve P. Sligh
                                        ----------------------------------------
                                        Steve P. Sligh
                                        Executive Vice President and Chief
                                        Financial Officer