Form 10QSB
period 2002-06-30
DUTCHFORK BANCSHARES INC
filed 2002-08-14
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)


 [  X  ]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the quarterly period ended June 30, 2002


 [     ]   Transition repohrt under Section 13 or 15(d) of the Exchange Act for the transition period from to


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

                                       N/A
                 -------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                           if Changed Since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     1,119,459 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 8, 2002.

 Transitional Small Business Disclosure Format (check one): Yes [   ] No [  X  ]

                         PART I - FINANCIAL INFORMATION


Item 1: Financial Statements

Consolidated Balance Sheets at June 30, 2002 and September 30, 2001 (unaudited)

Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 2002 and 2001 (unaudited)

Consolidated Statements of Changes in Equity for the Nine Months Ended June 30, 2002 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months and Nine Months Ended June 30, 2002 and 2001 (unaudited)

Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended June 30, 2002 and 2001 (unaudited)

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


                                          DutchFork Bancshares, Inc.
                                               and Subsidiaries
                                         Consolidated Balance Sheets
                                                                           June 30,            September 30,
                                                                             2002                 2001
                                                                          (unaudited)          (unaudited)
                                                                          -----------          -----------
     Assets
     Cash and cash equivalents                                            $  11,341,939        $  5,065,459
     Investments and mortgage-backed securities:
             Available-for-sale:
                    Investments (cost of $42,783,791 and
                      $49,340,193 at June 30, 2002 and
                      September 30, 2001, respectively)                      42,037,150          49,560,617
                    Mortgage-backed securities (cost of
                      $115,508,346 and $111,774,654 at
                      June 30, 2002 and September 30,
                      2001, respectively)                                   115,198,850         111,688,476
             Held-to-maturity:
                    Investments (fair value of $50,000 at
                      June 30, 2002 and September 30,
                      2001, respectively)                                        50,000              50,000
                    Mortgage-backed securities (fair
                      value of $2,977,154 and $3,379,484
                      at June 30, 2002 and September 30,
                      2001, respectively)                                     2,929,222           3,373,893
     Loans receivable                                                        63,542,869          73,087,925
     Premises, furniture and equipment, net                                   3,882,411           3,997,932
     Accrued interest receivable:
             Loans and mortgage-backed securities                               435,837             555,574
             Investments and other property                                     671,397             506,155
     Prepaid assets                                                             659,954             486,219
     Deferred tax asset                                                         565,516             710,450
     Other                                                                      722,397             749,202
                                                                           ------------        ------------
     Total assets                                                          $242,037,542        $249,831,902
                                                                           ============        ============


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                         June 30,                September 30,
                                                                           2002                      2001
                                                                           ----                      ----
                                                                        (unaudited)               (unaudited)

     Liabilities and stockholders' equity
     Liabilities:
             Deposit accounts                                           $ 147,770,530            $ 147,257,904
             Federal Home Loan Bank advances                               60,000,000               60,000,000
             Advances from borrowers for taxes
                and insurance                                                  50,519                   76,449
             Accrued income taxes payable                                     608,361                2,389,519
             Accounts payable - securities                                         --                4,854,687
             Accrued expenses                                                 152,643                  454,844
             Accrued interest payable                                         227,504                  716,440
             Other                                                             28,376                   16,237
                                                                          -----------              -----------
     Total liabilities                                                    208,837,933              215,766,080
                                                                          -----------              -----------

     Commitments and contingencies                                                 --                       --
     Stockholders' equity:
             Preferred stock, $.01 par value, 500,000 shares
                authorized and unissued                                            --                       --
             Common stock, $.01 par value,
                4,000,000 shares authorized, 1,119,459 and
                1,328,628 issued and outstanding at June 30,
                2002 and September 30, 2001, respectively                      15,605                   15,605
             Additional paid-in capital                                    14,739,067               14,585,071
             Retained earnings, substantially restricted                   27,350,379               25,602,497
             Accumulated other comprehensive income (loss)                   (656,042)                  87,391
             Treasury stock (281,700 and 177,500 shares at
                June 30, 2002 and September 30, 2001,
                respectively)                                              (6,127,340)              (3,851,845)
             Unearned 2001 Stock-Based Incentive Plan shares
                (51,187 and 62,422 shares at June 30, 2002 and
                September 30, 2001, respectively)                            (962,070)              (1,173,175)
             Unearned employee stock ownership plan shares                 (1,160,000)              (1,199,722)
                                                                          -----------              -----------
     Total stockholders' equity                                            33,199,599               34,065,822
                                                                          -----------              -----------
     Total liabilities and stockholders' equity                         $ 242,037,532            $ 249,831,902
                                                                        =============            =============




                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                       Consolidated Statements of Income


                                                               Three Months Ended               Nine Months Ended
                                                                    June 30,                         June 30,
                                                             2002             2001            2002            2001
                                                             ----             ----            ----            ----
                                                          (unaudited)     (unaudited)      (unaudited)     (unaudited)
     Interest income:
             Loans receivable                             $ 1,163,910     $ 1,422,616     $ 3,816,834     $ 4,632,979
             Investments                                      336,045         282,102       1,555,453         534,424
             Mortgage-backed and related securities         1,634,469       2,068,745       4,400,394       6,562,843
             Other interest-earning assets                      7,247          47,398         199,590         145,348
                                                            ---------       ---------       ---------       ---------
                    Total interest income                   3,141,671       3,820,861       9,972,271      11,875,594
                                                            ---------       ---------       ---------       ---------
     Interest expense:
             Interest expense on deposit accounts             943,779       1,577,664       3,299,309       5,132,868
             Federal Home Loan Bank advances                  619,041         670,555        1,911,16       1,674,055
             Other borrowings                                  17,534          14,910          21,195          63,578
                                                            ---------       ---------       ---------       ---------
             Total interest expense                         1,580,354       2,263,129       5,231,665       6,870,501
                                                            ---------       ---------       ---------       ---------
     Net interest income                                    1,561,317       1,557,732       4,740,606       5,005,093
             Provision for loan losses                             --              --              --          41,000
                                                            ---------       ---------       ---------       ---------
             Net interest income after
                provision for loan losses                   1,561,317       1,557,732       4,740,606       4,964,093
                                                            ---------       ---------       ---------       ---------
     Noninterest income:
             Loan servicing fees                                1,288          59,720           5,045         118,022
             Bank service charges                             137,010         141,981         398,657         502,076
             Gain on sales of securities                      390,964         238,706       1,022,573       1,215,875
             Gain on sale of branch                                --              --              --       1,828,762
             Other                                             74,906          47,378         315,509         318,790
                                                            ---------       ---------       ---------       ---------
                    Total noninterest income                  604,168         487,785       1,741,784       3,983,525
                                                            ---------       ---------       ---------       ---------
     Noninterest expense:
             Salaries and employee benefits                   652,125         696,985       2,084,159       2,026,379
             Occupancy and equipment                          148,984         126,760         419,273         380,278
             Marketing                                         31,438          34,131          91,696          91,355
             Other                                            365,748         530,991       1,198,277       1,729,141
                                                            ---------       ---------       ---------       ---------
                    Total noninterest expense               1,198,295       1,388,867       3,793,405       4,227,153
                                                            ---------       ---------       ---------       ---------

     Income before income taxes                               967,190         656,650       2,688,985       4,720,465
     Income taxes                                             348,939         214,055         941,103       1,839,581
                                                            ---------       ---------       ---------       ---------
     Net income                                           $   618,251     $   442,595     $ 1,747,882     $ 2,880,884
                                                          ===========     ===========     ===========     ===========

     Net income per share (basic)                         $       .54     $       .31     $      1.53     $      2.00
                                                          ===========     ===========     ===========     ===========
     Net income per share (diluted)                       $       .52     $       .30     $      1.48     $      1.99
                                                          ===========     ===========     ===========     ===========


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations




                                                                        Three Months Ended             Nine Months Ended
                                                                             June 30,                       June 30,
                                                                       2002           2001              2002            2001
                                                                       ----           ----              ----            ----
                                                                   (unaudited)    (unaudited)      (unaudited)      (unaudited)
     Net income                                                   $   618,251     $   442,595      $ 1,747,882      $ 2,880,884

     Other comprehensive income (loss), net of tax:
             Unrealized gains (losses) arising during
                the period, net of tax effect of
                $(137,851), $279,479, $323,432 and
                $(2,150,448) for the three
                months ended June 30, 2002 and
                2001 and the nine months ended June
                30, 2002 and 2001, respectively                       131,986        (457,159)        (743,433)       3,515,027
                                                                  -----------     -----------      -----------      -----------

     Comprehensive income (loss)                                  $   750,237     $   (14,564)     $ 1,004,449      $ 6,395,911
                                                                  ===========     ===========      ===========      ===========





                                                         DutchFork Bancshares, Inc.
                                                              and Subsidiaries
                                         Consolidated Statements of Changes in Stockholders' Equity

                                                                    Accumulated
                                           Additional                  Other
                         Number of  Common  Paid-in       Retained  Comprehensive  Treasury    Incentive              Stockholders'
                         Shares     Stock   Capital       Earnings  Income (Loss)    Stock       Plan        ESOP Loan   equity
                         ------     -----   -------       --------  -------------    -----       ----        ---------    ------
                                                                    (unaudited)                                       (unuaudited)
 Balance at September
    30, 2001             1,320,628 $15,605 $14,585,071 $25,602,497    $87,391   $(3,851,845)  $(1,173,175) $(1,199,722) $34,065,822
 Net income                                              1,747,882                                                        1,747,882
 Release of 11,768 ESOP
    shares                                     180,426                                                          39,722      220,148
 Issuance of 11,235
   shares in a 2001
   incentive plan           11,235             (26,430)                                           211,105                   184,675
 Purchase of treasury
    stock                (104,200)                                               (2,275,495)                             (2,275,495)
 Change in net
    unrealized
    depreciation on
    investments
    available for sale
    (net of deferred and
    current income taxes
    of $323,432)                                                     (743,433)                                             (743,433)
                         --------- ------- ----------- -----------  ---------   -----------     ---------  -----------   -----------
 Balance at June
    30, 2002             1,227,663 $15,605 $14,739,067 $27,350,379  $(656,042)  $(6,127,340)    $(962,070) $(1,160,000)  $33,199,599
                         ========= ======= =========== ===========  =========   ===========     =========  ===========   ===========



                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                               Nine Months Ended June 30,
                                                                                               2002                   2001
                                                                                               ----                   ----
                                                                                           (unaudited)             (unaudited)
     Operating Activities
     Net income                                                                             $ 1,747,882            $ 2,880,884
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
             Depreciation                                                                       214,694                184,952
             Provision for losses                                                                    --                 41,000
             (Gain) loss on sales of investments and mortgage-
                    backed securities                                                        (1,022,573)            (2,172,894)
             Net (gain) loss on sales on loans                                                  (43,101)               (38,881)
             (Gain) on sale of branch                                                                --             (1,828,762)
             Increase (decrease) in deferred loan origination fees                               (1,100)                   288
             Proceeds from sales of investments held for trading                                     --              5,600,000
             Purchases of investments held for trading                                               --             (6,000,000)
             Amortization of premiums (discounts) on investments,
                mortgage-backed securities and loans                                           (164,138)            (1,078,180)
             Decrease (increase) in accrued interest receivable                                 (45,505)               351,233
             Decrease (increase) in prepaid and other assets                                   (146,930)               181,531
             Decrease (increase) in deferred tax asset                                          370,531                 10,726
             Increase (decrease) in accrued interest payable                                   (488,936)              (222,617)
             Increase (decrease) in accounts payable and accrued
                    expenses                                                                 (4,615,863)            (5,358,202)
             Increase (decrease) in other liabilities                                        (2,122,114)              (398,384)
                                                                                             ----------             ----------
     Net cash provided (used) by operating activities                                        (6,317,153)            (7,847,306)
                                                                                             ----------             ----------





                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)


                                                                                               Nine Months Ended June 30,
                                                                                              2002                   2001
                                                                                              ----                   ----
                                                                                           (unaudited)            (unaudited)
     Investing Activities
     Principal payments on mortgage-backed securities                                        37,279,529             30,050,211
     Decrease in deposits and accrued interest due to sale of branch                                 --            (13,295,590)
     Proceeds from maturities of securities                                                          --                828,179
     Purchases of available-for-sale securities                                            (144,087,026)          (156,733,117)
     Proceeds from sales of available-for-sale securities                                   111,295,032            113,815,602
     Net (increase) decrease in loans receivable                                              6,054,368             (3,751,137)
     Proceeds from sales of repossessed assets                                                       --                 22,246
     Proceeds from sales of branch assets                                                            --              1,772,346
     Proceeds from sales of loans                                                             3,534,889             11,642,400
     Proceeds from disposal of premises, furniture and equipment                                     --                 16,632
     Purchases of premises, furniture and equipment                                             (99,183)            (1,045,290)
                                                                                             ----------            -----------
     Net cash provided (used) by investing activities                                        13,977,609            (16,677,518)
                                                                                             ----------            -----------

     Financing Activities
     Net  increase (decrease) in deposit accounts                                               512,626              6,767,216
     Proceeds from Federal Home Loan Bank advances                                                   --             25,000,000
     Proceeds from other borrowings                                                          42,522,000             40,035,041
     Repayments of other borrowings                                                         (42,522,000)           (42,790,082)
     Release of ESOP shares                                                                     107,399                  9,777
     Repayment of ESOP loan                                                                     112,749                 18,867
     Purchase of shares for incentive plan                                                           --             (1,173,176)
     Purchase of treasury stock                                                              (2,275,495)                    --
     Unallocated incentive plan                                                                 184,675                     --
     Increase (decrease) in advances from borrowers for
        taxes and insurance                                                                     (25,930)                (8,403)
                                                                                             ----------            -----------
     Net cash provided by financing activities                                               (1,383,976)            27,859,240
                                                                                             ----------            -----------
     Net increase (decrease) in cash and cash equivalents                                     6,276,480              3,334,416
     Cash and cash equivalents at beginning of period                                         5,065,459              2,834,538
                                                                                          -------------          -------------
     Cash and cash equivalents at end of period                                           $  11,341,939          $   6,168,954
                                                                                          =============          =============

     Supplemental Disclosures of Cash Flow Information:

     Cash paid (received) during the period for:
              Interest                                                                    $   5,825,641          $   4,709,574
              Taxes                                                                       $   4,122,663          $   3,497,880


                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                  June 30, 2002
Note 1 - Organization
         -----------

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

Note 2 - Accounting Principles
         --------------------
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share
         -----------------

     The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                                 Three Months Ended                     Nine Months Ended
                                                                      June 30,                               June 30,
                                                             ----------------------------          ----------------------------
                                                              2002                2001               2002               2001
                                                              ----                ----               ----               ----
     Basic EPS computation:
        Numerator                                           $  618,251         $  442,595         $1,747,882         $2,880,884

     Denominator                                             1,136,192          1,441,948          1,140,267          1,439,506
                                                             ---------          ---------          ---------          ---------
     Basic EPS                                              $     0.54         $     0.31         $     1.53         $     2.00
                                                             =========          =========          =========          =========
     Diluted EPS computation:
        Numerator                                           $  618,251         $  442,595         $1,747,882         $2,880,884

     Denominator:
        Common shares outstanding                            1,136,192          1,441,948          1,140,267          1,439,508

     Dilutive securities:
        Stock options - treasury stock
           method                                               39,153              9,483             30,346              4,516
        Incentive plan - treasury stock
           method                                               11,634              3,793             10,652              1,807
                                                             ---------          ---------          ---------          ---------
                                                             1,186,979          1,455,224          1,181,265          1,445,831
                                                             ---------          ---------          ---------          ---------
                                                            $     0.52         $     0.30         $     1.48         $     1.99
                                                             =========          =========          =========          =========


     The average market price used in calculating the assumed number of shares issued for the three months and nine months ended June 30, 2002 was $25.62 per share and $22.76 per share, respectively.

        Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements
--------------------------

     This prospectus contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposits flow, competition, demand for financial services in DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by law or regulation, the Company disclaims any obligation to update such forward-looking financial statements.

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

Comparison of Financial Condition at June 30, 2002 and September 30, 2001:

     Total assets decreased by $7.8 million from $249.8 million at September 30, 2001 to $242.0 million at June 30, 2002. This decrease is attributable to the continued high percentage of refinancing of mortgage loans and sale of certain fixed rate loans to the secondary market. During the nine months ended June 30, 2002, the market values of investments and mortgage-backed securities decreased by $1.1 million, and after the tax effect of $323,432, equity decreased by $743,433 from this decrease in market values.

     At June 30, 2002, total equity was $33.2 million, after a $700,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2001 of $34.1 million, including a $100,000 unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. The decline in total equity resulted from the purchase of $2.3 million in treasury stock and an increase in the unrealized loss on investments of $700,000.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001:

Net Income
----------

     Net income for the three months ended June 30, 2002 increased by $176,000 to $618,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $3,000, and non-interest income increased by $116,000 as compared to the same period for the prior year. The increase in non-interest income was primarily due to an increase in the gain on sale of securities of $152,000.

Net Interest Income
-------------------

     Net interest income increased from $1,558,000 for the three months ended June 30, 2001 to $1,561,000 for the same period in 2002. While the change in net interest income was relatively small, total interest income decreased by $679,000 from $3,824,000 for the three months ended June 30, 2001 to $3,142,000 for the three months ended June 30, 2002, primarily due to a decrease in the yield from 6.65% to 5.49%. Total interest expense decreased by $683,000 for the same period due to a decline in the cost of funds from 4.60% for the three months ended June 30, 2001 to 3.05% for the three months ended June 30, 2002.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the three months ended June 30, 2002 and 2001 was $0. The allowance was carefully evaluated and determined to be adequate at its current level in relation to the current size, mix and quality of the portfolio. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

     Non-interest income increased by $116,000, primarily as a result of an increase of $152,000 in gains on the sale of securities. As fixed rate loans continue to be sold and servicing released, servicing income will decrease over time.

     Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001 (continued):


Provision for Income Taxes
--------------------------

     Income tax increased by $135,000 due to the increase in income before income taxes.

Non-Interest Expense
--------------------

     Non-interest expense decreased from $1.4 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. The decrease was primarily a result of a decrease in expenses related to data processing expenses of $149,000.


     Comparison of Operating Results for the Nine Months Ended June 30, 2002 and June 30, 2001:

Net Income
----------

     Net income for the nine months ended June 30, 2002 decreased by $1.1 million to $1.7 million when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $224,000, and non-interest income decreased by $2.2 million, with these decreases being partially offset by a decrease in income taxes of $0.9 million. The decrease in non-interest income was primarily due to a $1.8 million gain on the sale of a branch during the period ended June 30, 2001 and a decrease in the gain on sale of securities of $193,000 during the period ended June 30, 2002. Excluding the effect of the sale of the branch, net income decreased $36,000 from the nine months ended June 30, 2001 to the nine months ended June 30, 2002. Basic net income per share, excluding the impact of the branch sale, was $1.21 for the nine months ended June 30, 2001, compared to $1.53 for the nine months ended June 30, 2002.

Net Interest Income
-------------------

     Net interest income decreased from $5.0 million for the nine months ended June 30, 2001 to $4.7 million for the same period in 2002. While the decrease in net interest income was only $264,000 for the nine months, total interest income decreased by $1,904,000 from $11,876,000 for the nine months ended June 30, 2001 to $9,972,000 for the nine months ended June 30, 2002, primarily due to a decrease in the yield from 7.27% to 5.67% for the comparative periods. Total interest expense decreased by $1,639,000 for the same period due to a decline in the cost of funds from 4.93% for the nine months ended June 30, 2001 to 3.31% for the nine months ended June 30, 2002.

Comparison of Operating Results for the Nine Months Ended June 30, 2002 and June 30, 2001 (continued):

Provision for Loan Losses
-------------------------

     The provision for loan losses for the nine months ended June 30, 2002 was $0, compared to $41,000 for the same period in 2001 due to lower charge-offs. The allowance was carefully evaluated and determined to be adequate at its current level in relation to the current size, mix and quality of the portfolio. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income
-------------------

     Non-interest income decreased by $2.2 million, primarily as a result of a decrease of $193,000 in gains on the sale of securities, a $103,000 decrease in bank service charges and the gain of $1.8 million on the branch sale in the period ended June 30, 2001.

Non-Interest Expense
--------------------

     Non-interest expense decreased from $4.2 million for the nine months ended June 30, 2001 to $3.8 million for the nine months ended June 30, 2002. The decrease was primarily a result of expenses relating to a new data processing system conversion in 2001.

Provision for Income Taxes
--------------------------

     Income tax decreased by $0.9 million due to the decrease in income before income taxes.

Liquidity and Capital Resources
-------------------------------

     Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 69.6% of assets at June 30, 2002.

     Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Atlanta and through credit lines of $12 million through two correspondent banks.

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

     The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At June 30, 2002, the Bank was in compliance with all applicable capital requirements.


                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                             (Dollars in Thousands)


                                                    Three Months Ended June 30,           Three Months Ended June 30,
                                                                2002                                  2001
                                                Average                   Yield/      Average                        Yield/
                                                Balance      Interest      Rate       Balance         Interest        Rate
                                                -------      --------      ----       -------         --------        ----
     Interest earning assets:
             Loans receivable                 $ 64,579      $  1,164       7.21%     $ 69,678          1,423         8.17%
             Interest-bearing deposits             831             7       3.37%          794             13         6.55%
             Investment securities              37,693           330       3.50%       42,039            212         6.43%
             Mortgage-backed securities        118,642         1,634       5.51%      112,568          2,069         6.48%
             Federal funds sold                  6,989             6       0.34%          848             70        33.02%
             Other                                  --            --         --         3,995             33         3.30%
                                              --------      --------       ----      --------          -----         ----
     Total interest earning assets             228,734         3,141       5.49%      229,922          3,820         6.65%
     Non-interest earning assets                12,208                                  5,969
                                              --------                               --------
     Total assets                             $240,942                               $235,891
                                              ========                               ========

     Interest bearing liabilities:
     Deposits:
             Passbook accounts                $ 16,963                               $ 14,682
             NOW and Money Market
                accounts                        32,025                                 26,896
             Certificates of deposit            98,406                                 94,945
                                              --------                               --------
                    Total deposits             147,394           943       2.56%      136,523          1,577         4.62%
     Federal Home Loan Bank
        advances                                60,000           619       4.13%       60,000            670         4.47%
     Other borrowings                               --            17         --            --             15           --
                                              --------      --------       ----      --------          -----         ----

             Total interest bearing
                liabilities                    207,394         1,579       3.05%      196,523          2,262         4.60%
     Non-interest bearing liabilities            2,054                                  4,951
                                              --------                               --------
             Total liabilities                 209,448                                201,474
     Total equity                               31,494                                 34,417
                                              --------                               --------
             Total liabilities and equity     $240,942                               $235,891
                                              ========                               ========

     Net interest spread                                    $  1,562       2.45%                    $  1,558         2.04%
     Net interest margin as a percentage
        of interest-earning assets                                         2.73%                                     2.71%



                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                             (Dollars in Thousands)


                                                     Nine Months Ended June 30,          Nine Months Ended June 30,
                                                               2002                                 2001
                                               Average                    Yield/     Average                       Yield/
                                               Balance       Interest      Rate      Balance      Interest          Rate
                                               -------       --------     ------     -------      --------         ------
     Interest earning assets:
             Loans receivable                 $ 68,576      $  3,817      7.42%      $72,148      $  4,633          8.56%
             Interest-bearing deposits             806            18      2.98%          818            37          6.03%
             Investment securities              39,599         1,470      4.95%       28,907         2,442         11.26%
             Mortgage-backed securities        121,383         4,400      4.83%      110,789         4,563          5.49%
             Federal funds sold                  2,851            82      3.83%        1,869            92          6.56%
             Other                               1,348           185     18.30%        3,251           108          4.43%
                                              --------      --------     -----       -------      --------         -----
     Total interest earning assets             234,563         9,972      5.67%      217,782        11,875          7.27%
     Non-interest earning assets                12,522                                 7,169
                                              --------                              --------
     Total assets                             $247,085                              $224,951
                                              ========                              ========

     Interest bearing liabilities:
     Deposits:
             Passbook accounts                $ 16,025                              $ 15,148
             NOW and Money Market
                accounts                        30,929                                28,512
             Certificates of deposit           100,858                                96,134
                                              --------                              --------
                    Total deposits             147,812         3,299      2.98%      139,794         5,133          4.90%
     Federal Home Loan Bank
        advances                                60,000         1,911      4.25%       43,333         1,674          5.15%
     Other borrowings                            2,932            21      0.95%        2,522            63          3.33%
                                              --------      --------     -----      --------      --------         -----
             Total interest bearing
                liabilities                    210,744         5,231      3.31%      185,649         6,870          4.93%
     Non-interest bearing liabilities            4,154                                 5,157
                                              --------                              --------
             Total liabilities                 214,898                               190,806
     Total equity                               32,187                                34,145
                                              --------                              --------
             Total liabilities and equity     $247,085                              $224,951
                                              ========                              ========

     Net interest spread                                    $  4,741      2.36%                   $  5,005          2.34%
     Net interest margin as a percentage
        of interest-earning assets                                        2.69%                                     3.06%


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

        NONE

Item 5.  Other Information

        NONE

Item 6.  Exhibits and Reports on Form 8-K

  (a)      Exhibits
  3.1      Certificate of Incorporation of DutchFork Bancshares, Inc. (1)
  3.2      Bylaws of DutchFork Bancshares, Inc. (1)
  4.0      Specimen Stock Certificate of DutchFork Bancshares, Inc. (1)
  10.1     Newberry  Federal Savings Bank Employment  Agreement with
           J. Thomas Johnson (2)
  10.2     Newberry Federal Savings Bank Employment Agreement with
           Steve P. Sligh (2)
  10.3     DutchFork Bancshares, Inc. Employment Agreement with
           J. Thomas Johnson (2)
  10.4     DutchFork Bancshares, Inc. Employment Agreement with
           Steve P. Sligh (2)
  10.5     Newberry Federal Savings Bank Employee Severance Compensation Plan(2)
  10.6     Adoption Agreement for Employees' Savings & Profit Sharing
           Plan & Trust (1)
  10.7     DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)
  10.8     Newberry Federal Savings Bank Director Deferred Compensation Plan (4)
  99.1     Certificate of the Chief Executive Officer
  99.2     Certificate of the Chief Financial Officer

(b)      Reports on Form 8-K

         NONE

---------------------
     (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.

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


       DUTCHFORK BANCSHARES, INC.
       --------------------------
           (Registrant)


      Date: August 14, 2002

                                          /s/ J. Thomas Johnson
                                          ---------------------
                                          J. Thomas Johnson
                                          President and Chief Executive Officer



                                          /s/ Steve P. Sligh
                                          ------------------
                                          Steve P. Sligh
                                          Executive Vice President and Chief
                                          Financial Officer