Form 10KSB
period 2002-09-30
DUTCHFORK BANCSHARES INC
filed 2002-12-30
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [_]


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross revenues for the fiscal year ended September 30, 2002 were $15,553,185.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,816,245 based upon the average of the bid and asked price ($27.38 per share) as quoted on the Nasdaq SmallCap Market on December 9, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

               The number of shares outstanding of the registrant's common stock as of December 9, 2002 was 1,229,173.


                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the 2002 Annual Report to Stockholders and of the Proxy Statement
  for the 2003 Annual Meeting of Stockholders are incorporated by reference in
              Parts II and III, respectively, of this Form 10-KSB

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


                                      INDEX

                                     Part I
                                                                                                        Page
Item 1.  Description of Business..........................................................................3
Item 2.  Description of Property.........................................................................31
Item 3.  Legal Proceedings...............................................................................31
Item 4.  Submission of Matters to a Vote of Securities Holders...........................................31

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters........................................32
Item 6.  Management's Discussion and Analysis or Plan of Operation.......................................32
Item 7.  Financial Statements............................................................................32
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............32

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
               of the Exchange Act.......................................................................32
Item 10. Executive Compensation..........................................................................32
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters......................................................33
Item 12. Certain Relationships and Related Transactions..................................................33
Item 13. Exhibits and Reports on Form 8-K................................................................33
Item 14. Controls and Procedures.........................................................................34


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

         Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which DutchFork Bancshares, Inc. operates, as well as nationwide, DutchFork Bancshares, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, DutchFork Bancshares, Inc. assumes no obligation to update any forward-looking statements.


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

Competition

         Newberry Federal faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial and savings banks operating in Newberry Federal's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, Newberry Federal currently faces competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Newberry Federal also faces competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. While Newberry Federal's faces competition for loans from the significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. Competition may increase due to the increasing trend for non-depository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit Newberry Federal's growth in the future.

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


                                                                              At September 30,
                                         -----------------------------------------------------------------------------------------

                                                  2002                 2001                  2000                    1999
                                         -------------------   --------------------   --------------------   --------------------
                                                    Percent                Percent               Percent                 Percent
                                           Amount   of Total     Amount    of Total    Amount    of Total     Amount     of Total
                                         ---------  --------   ---------   --------   ---------  ---------   ---------   --------
                                                                              (Dollars in thousands)
Real estate loans:
   One- to four-family................     $28,370     45.12%    $43,061      55.32%    $52,439      63.35%    $48,984      63.79%
   Commercial real estate (1).........       9,043     14.38       8,917      11.46      12,548      15.15       9,794      12.75
   Construction.......................       3,493      5.56       2,278       2.93       1,302       1.57       1,695       2.21
   Land...............................       1,570      2.50       1,607       2.06       1,548       1.87       1,432       1.86
                                         ---------  --------   ---------   --------   ---------  ---------   ---------   --------
      Total real estate loans.........      42,476     67.56      55,863      71.77      67,837      81.94      61,905      80.61
                                          --------   -------    --------    -------    --------   --------    --------    -------
Consumer loans:
   Second mortgage loans, home equity
      loans and lines of credit.......       5,134      8.16       4,354       5.59       4,989       6.03       4,318       5.62
   Automobile.........................       3,114      4.95       4,209       5.41       4,574       5.53       4,398       5.73
   Other..............................       5,251      8.35       4,793       6.15       4,563       5.51       4,278       5.57
                                         ---------  --------   ---------   --------   ---------   --------   ---------   --------
      Total consumer loans............      13,499     21.46      13,356      17.15      14,126      17.07      12,994      16.92



Commercial loans......................       6,905     10.98       8,622      11.08         820       0.99       1,892       2.47
                                         ---------     -----   ---------    -------   ---------   --------   ---------   --------
      Total loans.....................      62,880    100.00%     77,841     100.00%     82,783     100.00%     76,791     100.00%
                                                      ======                 ======                 ======                 ======
Less:
   Deferred loan origination fees
      and discounts...................          (6)                  (19)                  (104)                  (108)
   Loans in process...................        (745)               (4,100)                (3,906)                (1,175)
   Allowance for loan losses..........        (424)                 (635)                  (465)                  (184)
                                        -----------            ----------            ----------             ----------
                                           $61,705               $73,098                $78,308                $75,324
                                           =======             =========               =======                =======

                                          At September 30,
                                        --------------------

                                               1998
                                        --------------------
                                                    Percent
                                         Amount     of Total
                                        ---------   --------

Real estate loans:
   One- to four-family................    $44,543      61.78%
   Commercial real estate (1).........      9,119      12.65
   Construction.......................      1,173       1.63
   Land...............................      1,510       2.09
                                        ---------   --------
      Total real estate loans.........     56,345      78.15
                                         --------    -------
Consumer loans:
   Second mortgage loans, home equity
      loans and lines of credit.......      4,236       5.88
   Automobile.........................      4,192       5.81
   Other..............................      4,709       6.54
                                        ---------   --------
      Total consumer loans............     13,137      18.23



Commercial loans......................      2,614       3.63
                                        ---------   --------
      Total loans.....................     72,096     100.00%
                                                      ======
Less:
   Deferred loan origination fees
      and discounts...................       (113)
   Loans in process...................       (553)
   Allowance for loan losses..........       (181)
                                        ---------
                                          $71,249
                                          =======



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

         Newberry Federal's fixed-rate loans typically have maturities of 15 to 30 years. Generally, all conforming fixed-rate loans with maturities over 15 years are sold in the secondary market.

         Newberry Federal's adjustable-rate mortgage loans are typically based on a 15-year or 30-year amortization schedule with interest rates that adjust annually based on the weekly average yield on U.S. treasury securities, adjusted to a constant maturity of one year. Occasionally, Newberry Federal offers adjustable-rate mortgage loans with initial rates below prevailing rates, although loans are generally underwritten based on the fully indexed interest rate. The maximum amount by which the interest rate may be increased or decreased in a given period on adjustable-rate mortgage loans is generally 1% per year and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. Newberry Federal qualifies the borrower based on the borrower's ability to repay the adjustable-rate mortgage loan based on the maximum interest rate at the first adjustment. Newberry Federal does not originate negative amortization loans. The terms and conditions of the adjustable-rate mortgage loans offered by Newberry Federal, including the index for interest rates, may vary from time to time. Newberry Federal believes that the annual adjustment feature of its adjustable- rate mortgage loans also provides flexibility to meet competitive conditions as to initial rate concessions while limiting the duration of the initial rate concession.

         Adjustable-rate mortgage loans help reduce Newberry Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans allow Newberry Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations Newberry Federal can give no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in Newberry Federal's cost of funds during periods of rising interest rates. Newberry Federal believes these risks, which have not had a material adverse effect on Newberry Federal to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio.

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

         Residential Construction Loans. Newberry Federal originates construction loans to individuals and home builders located within Newberry Federal's primary market area for the construction and acquisition of personal residences. Newberry Federal does not originate speculative construction loans to builders.

         Construction loans generally provide for the payment of interest only during the construction phase. At the end of the construction phase, the loan converts automatically to a permanent mortgage loan without a new loan closing. Construction loans are made with a maximum loan to value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property.

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

         Maturity of Loan Portfolio. The following table presents certain information at September 30, 2002 regarding the dollar amount of loans maturing in Newberry Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances are before undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                                At September 30, 2002
                                           -----------------------------------------------------------------------------------------
                                                            Multi-
                                            One- to      Family and
                                            Four-        Commercial                                                           Total
                                            Family       Real Estate  Construction     Land       Consumer    Commercial      Loans
                                           --------      -----------  ------------    -------     --------    ----------     -------
                                                                                   (In thousands)
Amounts due in:
   One year or less .....................   $    91      $    86        $ 3,493       $    32      $ 4,424      $ 2,553      $10,679
   More than one year to three years ....     1,066          325             --            97        3,891        1,979        7,358
   More than three years to four years...       600          448             --            42        1,928        1,097        4,115
   More than four years to five years ...       413          287             --           191        2,623          289        3,803
   More than five years to 10 years .....     7,277        4,097             --           949          556          987       13,866
   More than 10 years to 15 years .......     6,271        1,971             --           226           33           --        8,501
   More than 15 years ...................    12,652        1,829             --            33           44           --       14,558
                                            -------      -------        -------       -------      -------      -------      -------
      Total amount due ..................   $28,370      $ 9,043        $ 3,493       $ 1,570      $13,499      $ 6,905      $62,880
                                            =======      =======        =======       =======      =======      =======      =======



         The following table presents, the dollar amount of all loans due after September 30, 2003, which have fixed interest rates and floating or adjustable interest rates.


                                         Due After September 30, 2003
                                     ------------------------------------
                                       Fixed      Adjustable      Total
                                      -------     ----------     -------
                                                (In thousands)
Real estate loans:
   One- to four-family .........      $ 8,396      $19,883      $28,279
   Multi-family ................          836           43          879
   Commercial ..................        3,082        4,996        8,078
   Construction ................           --           --           --
   Land ........................          437        1,101        1,538
                                      -------      -------      -------
      Total real estate loans...       12,751       26,023       38,774
Consumer loans .................        4,353        4,722        9,075
Commercial loans ...............          889        3,463        4,352
                                      -------      -------      -------
      Total loans ..............      $17,993      $34,208      $52,201
                                      =======      =======      =======


         Loans to One Borrower. The maximum amount that Newberry Federal may lend to one borrower is limited by regulation. At September 30, 2002, Newberry Federal's regulatory limit on loans to one borrower was $5 million, which equaled 15% of its Tier 1 capital at that date. At that date, Newberry Federal's largest credit exposure to one borrower, including the borrower's related interests, totaled approximately $3.8 million and consisted of mostly commercial real estate loans. These loans were performing according to their original terms at September 30, 2002.

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

         Prior to 2001, when Newberry Federal sold residential mortgage loans, it generally retained the servicing rights. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure procedures. At September 30, 2002, Newberry Federal was servicing $1.8 million of loans for others. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed after the loan is approved and the interest rate is accepted by the customer. This eliminates the risk to Newberry Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold. In 2001, Newberry Federal began selling residential mortgage loans with servicing released.

         The following table presents total loans originated, sold and repaid during the periods indicated.


                                                                    Year Ended September 30,
                                                              2002           2001           2000
                                                            --------       --------       --------
                                                                        (In thousands)
Loans at beginning of period .........................      $ 77,841       $ 82,783       $ 76,791
   Originations:
      Real estate:
         One- to four-family .........................         4,076          6,777          6,140
         Multi-family ................................           880             --             --
         Commercial ..................................           404          2,227          4,801
         Construction ................................           745          2,167          1,535
         Land ........................................           873            589            823
                                                            --------       --------       --------
            Total real estate loans ..................         6,978         11,760         13,299

      Consumer:
         Second mortgage loans, home equity loans
            and lines of credit ......................         3,192          3,199          2,055
         Automobile ..................................         1,144          2,214          2,851
         Education ...................................             4             15             21
         Other .......................................         3,573          3,669          4,424
                                                            --------       --------       --------
            Total consumer loans .....................         7,913          9,097          9,351

      Commercial .....................................         1,024          3,589          4,093
                                                            --------       --------       --------
            Total loans originated ...................        15,915         24,446         26,743
                                                            --------       --------       --------

Loans purchased ......................................            --             --             --
Deduct:
      Principal loan repayments and prepayments ......        23,105         16,718         19,018
      Loan sales .....................................         7,771         12,670          1,680
      Transfers to real estate owned .................            --             --             53
                                                            --------       --------       --------
            Sub-total ................................        30,876         29,388         20,751
                                                            --------       --------       --------
Net loan activity ....................................       (14,961)        (4,942)         5,992
                                                            --------       --------       --------
      Loans at end of period .........................      $ 62,880       $ 77,841       $ 82,783
                                                            ========       ========       ========



         Loan Commitments. Newberry Federal issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 2002, Newberry Federal had loan commitments and unadvanced loans and lines of credit totaling $11.5 million.

         Loan Fees. In addition to interest earned on loans, Newberry Federal receives income from fees on loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Newberry Federal charges loan origination fees for mortgage loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At September 30, 2002, Newberry Federal had $6,000 of net deferred loan costs. Newberry Federal amortized $13,000 of net deferred loan costs during the year ended September 30, 2002.

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

         The following table presents information with respect to Newberry Federal's nonperforming assets at the dates indicated.


                                                                               At September 30,
                                                          ----------------------------------------------------------
                                                           2002         2001         2000         1999        1998
                                                          ------       ------       ------       ------       ------
                                                                            (Dollars in thousands)
Nonaccruing loans:
   One- to four-family real estate .................      $  516       $  132       $  111       $  149       $  207
   Multi-family ....................................          --           --           --           --           --
   Commercial real estate ..........................          88           --           --           --           --
   Construction ....................................          --           --           --           --           --
   Land ............................................           7           --           --           --           --
   Consumer ........................................         160           17           22           14           62
                                                          ------       ------       ------       ------       ------
      Total ........................................         771          149          133          163          269
Real estate owned(1) ...............................          --           --           --           --            1
Other repossessed assets ...........................          --           --           22           14           18
                                                          ------       ------       ------       ------       ------
      Total nonperforming assets(2) ................         771          149          155          177          288
Troubled debt restructurings .......................         364          310           30           66           96
                                                          ------       ------       ------       ------       ------
Troubled debt restructurings and
  total nonperforming assets .......................      $1,135       $  459       $  185       $  243       $  384
                                                          ======       ======       ======       ======       ======
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans....        1.81%        0.59%        0.20%        0.30%        0.51%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets...        0.52%        0.18%        0.08%        0.12%        0.21%


----------------------
(1)  Real estate owned balances are shown net of related loss allowances.

(2) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.


         Interest income that would have been recorded for the year ended September 30, 2002, had nonaccruing loans been current according to their original terms amounted to approximately $71,000. Newberry Federal included income on such loans of $56,000 in total interest income for the year ended September 30, 2002.

         The following tables set forth the delinquencies in Newberry Federal's loan portfolio as of the dates indicated.


                                                                                At September 30,
                                             -------------------------------------------------------------------------------------
                                                                 2002                                         2001
                                             -----------------------------------------  -----------------------------------------
                                                  60-89 Days        90 Days or More         60-89 Days          90 Days or More
                                             -------------------   -------------------  -------------------   -------------------
                                             Number   Principal     Number  Principal    Number   Principal    Number  Principal
                                               of     Balance        of     Balance of    of      Balance       of     Balance of
                                              Loans   of Loans      Loans     Loans      Loans    of Loans     Loans      Loans
                                             ------   --------     ------   ----------  ------    ---------   ------   ----------
                                                                                  (Dollars in thousands)
Real estate loans:
   One- to four-family ..................      1      $   29        23      $  814        --      $   --         5      $  144
   Multi-family .........................     --          --        --          --        --          --        --          --
   Commercial ...........................     --          --         1          35        --          --        --          --
   Construction .........................     --          --        --          --        --          --        --          --
   Land .................................     --          --         1           7        --          --        --          --
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit....     --          --         1          22        --          --        --          --
   Automobile ...........................      2          26         8          68         2          20        --          --
   Other ................................     10          31        35         243         9          42        14          32
Commercial loans ........................      4          34         3          81         1          17         3         146
                                          ------      ------    ------      ------     -----      ------    ------      ------
   Total ................................     17      $  120        72      $1,270        12      $   79        22      $  322
                                          ======      ======    ======      ======     =====      ======    ======      ======

Delinquent loans to total loans..........               0.19%                 2.02%                 0.10%                 0.41%



                                                         At September 30,
                                          -------------------------------------------------
                                                               2000
                                          ------------------------------------------------
                                                60-89 Days            90 Days or More
                                           -------------------      -------------------
                                             Number    Principal    Number     Principal
                                              of       Balance       of        Balance of
                                             Loans     of Loans     Loans        Loans
                                            ------     ---------   ------       ------
                                                      (Dollars in thousands)
Real estate loans:
   One- to four-family ..................      20      $  518           5      $  119
   Multi-family .........................      --          --          --          --
   Commercial ...........................       2          24          --          --
   Construction .........................      --          --
   Land .................................      --          --          --          --
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit....      --          --          --          --
   Automobile ...........................      --          --          --          --
   Other ................................       4           9           3           5
Commercial loans ........................      --          --          --          --
                                           ------      ------      ------      ------
   Total ................................      26        $551           8        $124
                                           ======      ======      ======      ======

Delinquent loans to total loans..........                0.67%                   0.15%



         Real Estate Owned and Other Repossessed Assets. Real estate that Newberry Federal acquires through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At September 30, 2002, Newberry Federal had no real estate owned.

         Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, federal and state examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

         There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and restructured delinquent loans that meet all qualifications are designated "troubled debt restructurings."

         The following table sets forth classified assets at September 30, 2002.

                                       Loss                 Doubtful              Substandard              Special Mention
                             ----------------------   ----------------------  -----------------------  -------------------------

                             Principal    Number of   Principal   Number of   Principal    Number of     Principal     Number of
                              Balance      Loans       Balance      Loans     Balance      Loans         Balance       Loans
                              -------     ---------   ---------   ---------   --------     ------        -------       ---------
                                                            (Dollars in thousands)
Real estate loans:
   One- to four-family .....  $    --        --       $  --         --        $  758         14        $    --             --
   Multi-family ............       --        --          --         --            --         --             --             --
   Commercial ..............       --        --          --         --            35          1             --             --
   Construction ............       --        --          --         --            --         --             --             --
   Land ....................       --        --          --         --            17          2             --             --
Consumer loans:
   Second mortgage loans,
   home equity loans and
     lines of credit .......       --        --          --         --            52          2             --             --
   Automobile ..............       --        --          --         --           111         13             --             --
   Other ...................       --        --          --         --           121         44             --             --
Commercial loans............       --        --          --         --           265          8             --             --
                              -------      ----       -----       ----        ------     ------        -------           ----
      Total ................  $    --        --       $  --         --        $1,359         84        $    --             --
                              =======      ====       =====       ====        ======     ======        =======           ====
Delinquent loans to
   total loans.............        --                    --                     2.16%                       --


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

         The following table presents an analysis of Newberry Federal's allowance for loan losses.

                                                                          Year Ended September 30,
                                                            ----------------------------------------------------
                                                             2002       2001       2000       1999       1998
                                                             ----       ----       ----       ----       ----
                                                                          (Dollars in thousands)
Allowance for loan losses, beginning of year ..........      $635       $465       $184       $181       $192
Charged-off loans:
   One- to four-family real estate ....................        --          3         --          5         16
   Multi-family .......................................        --         --         --         --         --
   Commercial real estate .............................        --         --         --         --         --
   Construction .......................................        --         --         --         --         --
   Land ...............................................        --         --         --          1         --
   Commercial .........................................        20         --         --         --         --
   Consumer ...........................................       216         92        150        161        106
                                                             ----       ----       ----       ----       ----
      Total charged-off loans .........................       236         95        150        167        122
Recoveries on loans previously charged off:
   One- to four-family real estate ....................        --         --         --          1         --
   Multi-family .......................................        --         --         --         --         --
   Commercial real estate .............................        --         --         --         --         --
   Construction .......................................        --         --         --         --         --
   Land ...............................................        --         --         --         --         --
   Commercial .........................................        --         --         --         --         --
   Consumer ...........................................        25         24         91         27         26
                                                             ----       ----       ----       ----       ----
      Total recoveries ................................        25         24         91         28         26
Net loans charged-off .................................       211         71         59        139         96
Provision for loan losses .............................        --        241        340        142         85
                                                             ----       ----       ----       ----       ----
Allowance for loan losses, end of period ..............      $424       $635       $465       $184       $181
                                                             ====       ====       ====       ====       ====

Net loans charged-off to average interest-earning loans      0.31%      0.10%      0.19%      0.18%      0.14%
Allowance for loan losses to total loans ..............      0.67%      0.82%      0.56%      0.24%      0.25%
Allowance for loan losses to nonperforming
   loans and troubled debt restructurings .............      37.38%     138.34%    251.48%    80.79%     49.59%
Net loans charged-off to allowance for loan losses ....      49.76%     11.18%     32.26%     74.59%     52.49%
Recoveries to charge-offs .............................      10.59%     25.26%     60.67%     17.37%     22.13%

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

                                                                                     At September 30,
                          ------------------------------------------------------------------------------------------------------
                                           2002                                2001                           2000
                          -------------------------------  ---------------------------------  ----------------------------------
                                    Percent of   Percent             Percent of     Percent               Percent of    Percent
                                    Allowance   of Loans             Allowance     of Loans               Allowance    of Loans
                                    in each     in Each              in each       in Each                in each      in Each
                                    Category    Category             Category      Category               Category     Category
                                    to Total    to Total             to Total      to Total               to Total     to Total
                           Amount  Allowance     Loans     Amount   Allowance       Loans      Amount    Allowance      Loans
                           ------  ---------    --------   ------   ---------      --------    ------    ---------     --------
                                                                      (Dollars in thousands)
Real estate .............   $328     77.36%      67.55%     $378      59.53%         71.77%     $140       30.11%       81.94%
Consumer ................     96     22.64       21.46       257      40.47          17.15       325       69.89        17.07
                            ----    ------      -------     ----     -------        -------     ----      -------       ------
   Total allowance
     for loan losses.....   $424    100.00%                 $635     100.00%                   $ 465      100.00%
                            ====    ======                  ====     ======                    =====      =======


                                                                           At September 30,
                                     ------------------------------------------------------------------------------------
                                                    1999                                       1998
                                     -----------------------------------      -------------------------------------------
                                               Percent of      Percent                      Percent of        Percent
                                                Allowance      of Loans                     Allowance         of Loans
                                                 in each       in Each                       in each          in Each
                                                Category       Category                      Category         Category
                                                to Total       to Total                      to Total         to Total
                                      Amount    Allowance       Loans          Amount       Allowance          Loans
                                     --------  ------------   ---------       ---------   --------------   --------------
                                                                        (Dollars in thousands)

Real estate ...................        $ 85        45.95%       80.61%          $118           65.19%          78.15%
Consumer ......................         100        54.05        16.92             63           34.81           18.23
                                       ----       ------        -----          ------         ------           -----
   Total allowance
     for loan losses...........        $185       100.00%                       $181          100.00%
                                       ====       ======                       ======         ======



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

         DutchFork Bancshares maintains a trading account for certain classes of collateralized mortgage obligations. At September 30, 2002, DutchFork Bancshares had no securities classified as "trading securities."

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

         At September 30, 2002, DutchFork Bancshares' investment in mortgage-backed securities had an aggregate book value in excess of 10% of DutchFork Bancshares' retained earnings at that date, with an aggregate book value of $67 million or in excess of 194% of retained earnings at that date.

               The following table presents the amortized cost and fair value of DutchFork Bancshares' securities, by type of security, at the dates indicated.


                                                                                      At September 30,
                                                            ----------------------------------------------------------------------
                                                                       2002                 2001                      2000
                                                            ---------------------  ----------------------  -----------------------
                                                            Amortized     Fair      Amortized     Fair      Amortized      Fair
                                                               Cost       Value       Cost        Value       Cost         Value
                                                            ---------   ---------   ---------   ---------   ---------    ---------
                                                                                       (In thousands)
Investment securities:
   Debt securities held-to-maturity:
      Obligations of U.S. government agencies ...........   $      --   $      --   $      --   $      --   $      --    $      --
      Other securities ..................................          --          --          --          --       1,091        1,091
                                                            ---------   ---------   ---------   ---------   ---------    ---------
            Total .......................................          --          --          --          --       1,091        1,091

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and U.S.
        government agencies .............................       1,519       1,530      11,819      11,745      24,414       21,885
      Corporate Bonds ...................................      16,337      17,225          --          --          --           --
      Other securities ..................................          --          --          --          --          --           --
                                                            ---------   ---------   ---------   ---------   ---------    ---------
            Total .......................................      17,856      18,755      11,819      11,745      24,414       21,885

   Equity securities available-for-sale:
      Federal Home Loan Bank stock ......................       3,000       3,000       3,000       3,000       1,882        1,882
      Mutual funds ......................................         982         879         982         876       1,061          915
      Preferred stock ...................................      39,588      39,454      33,468      33,817          --           --
      Other securities ..................................          71         122          71         122          72           91
                                                            ---------   ---------   ---------   ---------   ---------    ---------
        Total ...........................................      43,641      43,455      37,521      37,815       3,015        2,888

   Equity securities held-to-maturity:
      Other securities ..................................          50          50          50          50          50           50

            Total debt and equity securities ............      61,547      62,260      49,390      49,610      28,570       25,914
                                                            ---------   ---------   ---------   ---------   ---------    ---------

Mortgage-backed securities:
   Mortgage-backed securities held-to-maturity:
      FHLMC .............................................         739       1,739       2,356       2,349       2,645        2,282
      FNMA ..............................................       2,096       1,141       1,018       1,030       1,230        1,211
                                                            ---------   ---------   ---------   ---------   ---------    ---------
          Total mortgage-backed securities
              held-to-maturity ..........................       2,835       2,880       3,374       3,379       3,875        3,493
                                                            ---------   ---------   ---------   ---------   ---------    ---------

   Mortgage-backed securities available-for-sale:
      FHLMC .............................................      31,729      31,909      72,514      72,603      36,223       34,921
      FNMA ..............................................      28,365      27,784      21,919      21,199      40,707       39,124
      SLMA ..............................................       1,519       1,530         --          --          --           --
      GNMA ..............................................          10          12       8,988       9,362       9,626        9,495
      Private issues ....................................       3,393       3,393       8,353       8,525      23,547       22,425
                                                            ---------   ---------   ---------   ---------   ---------    ---------
        Total mortgage-backed securities
         available-for-sale .............................      65,016      64,628     111,774     111,689     110,103      105,965
                                                            ---------   ---------   ---------   ---------   ---------    ---------
         Net unrealized (losses) gains on
          available-for-sale securities .................         325          --         135          --      (6,795)          --
                                                            ---------   ---------   ---------   ---------   ---------    ---------

            Total securities ............................   $ 129,723   $ 129,768   $ 164,673   $ 164,678   $ 135,753    $ 135,372
                                                            =========   =========   =========   =========   =========    =========

                                       19

         The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                             Year Ended September 30,
                                                                       -----------------------------------
                                                                          2002         2001         2000
                                                                       ---------    ---------    ---------
                                                                                  (In thousands)
Mortgage-backed securities:
    Mortgage-backed securities, beginning of period (1) ............   $ 115,063    $ 109,840    $ 101,351
    Purchases:
        Mortgage-backed securities - held-to-maturity ..............          --           --           --
        Mortgage-backed securities - available-for-sale ............     155,922      161,101       48,233
    Sales:
        Mortgage-backed securities - available-for-sale ............     (92,341)    (105,415)     (25,380)
    Repayments and prepayments:
        Mortgage-backed securities .................................    (111,234)     (55,339)     (14,215)
    Increase (decrease) in net premium .............................         221          825          294
    Increase (decrease) in unrealized gain .........................        (168)       4,051         (443)
                                                                       ---------    ---------    ---------
           Net increase (decrease) in mortgage-backed securities....     (47,600)       5,223        8,489
                                                                       ---------    ---------    ---------
    Mortgage-backed securities, end of period ......................   $  67,463    $ 115,063    $ 109,840
                                                                       =========    =========    =========
Investment securities:
    Investment securities, beginning of period (2) .................   $  49,611    $  25,914    $  23,209
    Purchases:
        Investment securities - held-to-maturity ...................          --           --           --
        Investment securities - available-for-sale .................      58,440       55,041        2,313
        Investment securities - trading ............................      14,430        1,000        3,336
    Sales:
        Investment securities - available-for-sale .................     (46,638)     (34,842)        (275)
        Investment securities - trading ............................     (14,430)      (1,002)      (3,336)
    Calls:
        Investment securities - held-to-maturity ...................          --           --           --
        Investment securities - available-for-sale .................          --           --           --
    Maturities:
        Investment securities - held-to-maturity ...................          --           --           --
        Investment securities - available-for-sale .................          --           --           --
    Increase (decrease) in net premium .............................         359          622          814
    Increase (decrease) in unrealized gain .........................         488        2,878         (147)
                                                                       ---------    ---------    ---------
           Net increase (decrease) in investment securities ........      12,649       23,697        2,705
                                                                       ---------    ---------    ---------
    Investment securities, end of period ...........................   $  62,260    $  49,611    $  25,914
                                                                       =========    =========    =========


---------------
(1)  Includes mortgage-backed securities available-for-sale.
(2)  Includes investment securities available-for-sale.

         The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Newberry Federal's debt securities at September 30, 2002.

                                                                             At September 30, 2002
                                               -----------------------------------------------------------------------------------
                                                                         More than          More than
                                                    One Year            One Year to       Five Years to            More than
                                                    or Less             Five Years          Ten Years              Ten Years
                                               ------------------  -------------------- --------------------- -------------------
                                                         Weighted             Weighted              Weighted            Weighted
                                               Carrying  Average    Carrying   Average   Carrying    Average  Carrying   Average
                                                Value     Yield      Value      Yield     Value       Yield    Value      Yield
                                                -----     -----      -----      -----     -----       -----    -----      -----
                                                                             (Dollars in thousands)

Held-to-maturity securities:
   Investment securities:
     Other ..................................  $   --       --%     $   --        --%    $    --       --%   $     50       --%
      Obligations of U.S.
         Government agencies ................      --       --          --        --          --       --          --       --
      Mortgage-backed securities ............      --       --          --        --          --       --       2,835     4.18%
                                               ------       --     -------      ----    --------     ----    --------    -----
         Total securities at
            amortized cost ..................  $   --       --%     $   --        --%    $    --       --%   $  2,885     4.18%
                                               ======     ====     =======      ====    ========     ----    ========    =====

Available-for-sale securities:
   Investment securities:
      Obligations of U.S. Treasury ..........  $   --       --%     $   --        --%    $    --       --%   $     --       --%
      Obligations of U.S.
         Government agencies ................      --       --          --        --          --       --       1,530     6.61
      Corporate Bonds .......................      --       --       3,619      6.85       7,262     6.23       6,344     7.16
      Equity securities(1) ..................      --       --          --        --          --       --      42,576     7.05
      Mutual funds ..........................      --       --          --        --          --       --         879     4.15
   Mortgage-backed securities ...............      --       --          --        --          --       --      64,628     4.30
                                                                   -------      ----    --------     ----    --------    -----

         Total securities at fair value......  $   --       --%     $3,619      6.85%    $ 7,262     6.23%   $115,957     5.50%
                                               ======     ====     =======      ====    ========     ====    ========    =====

                                                At September 30, 2002
                                               ----------------------
                                                       Totals
                                                ---------------------
                                                             Weighted
                                                Carrying     Average
                                                  Value       Yield
                                                  -----       -----


Held-to-maturity securities:
   Investment securities:
     Other ..................................   $     50        --%
      Obligations of U.S.
         Government agencies ................         --        --
      Mortgage-backed securities ............      2,835      4.18%
                                                --------     -----
         Total securities at
            amortized cost ..................   $  2,885      4.18%
                                                ========     =====

Available-for-sale securities:
   Investment securities:
      Obligations of U.S. Treasury ..........   $     --        --%
      Obligations of U.S.
         Government agencies ................      1,530      6.61
      Corporate Bonds .......................     17,225      6.70
      Equity securities(1) ..................     42,576      7.05
      Mutual funds ..........................        879      4.15
   Mortgage-backed securities ...............     64,628      4.30
                                                --------     -----

         Total securities at fair value......   $126,838      5.58%
                                                ========     =====


(1) Weighted average yield data for FHLMC Preferred Stock is presented on a tax equivalent basis assuming a combined federal and state tax rate of 38%.

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

         Newberry Federal believes it is competitive in the interest rates it offers on its deposit products. Newberry Federal determines the rates paid based on a number of factors, including rates paid by competitors, Newberry Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Newberry Federal does not use brokers to obtain deposits and at September 30, 2002 had no brokered deposits.

         In the unlikely event Newberry Federal is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to DutchFork Bancshares as the sole stockholder of Newberry Federal.

         The following table presents the deposit activity of Newberry Federal for the periods indicated.

                                                           Year Ended September 30,
                                                   -------------------------------------
                                                      2002          2001          2000
                                                   ---------     ---------     ---------
                                                               (In thousands)
Beginning balance .............................    $ 147,258     $ 147,730     $ 137,537
Increase (decrease) before interest credited...       (2,193)       (7,100)        3,347
Interest credited .............................        4,225         6,628         6,846
                                                   ---------     ---------     ---------
Net increase (decrease) .......................        2,032          (472)       10,193
                                                   ---------     ---------     ---------
Ending balance ................................    $ 149,290     $ 147,258     $ 147,730
                                                   =========     =========     =========


         The following table indicates the amount of Newberry Federal's jumbo certificates of deposits by time remaining until maturity as of September 30, 2002. Jumbo certificates of deposits have principal balances of $100,000 or more.


                                                    Weighted
           Maturity                                  Average
            Period                     Amount         Rate
   ------------------------           -------        ------
                                   (In thousands)

Three months or less ...........      $ 5,478         3.18%
Over 3 through 6 months ........        9,432         2.91
Over 6 through 12 months........       17,061         2.75
Over 12 months .................        2,673         4.03
                                      -------         -----
      Total ....................      $34,644         2.96%
                                      =======

         The following table presents information concerning average balances and rates paid on Newberry Federal's deposit accounts for the periods indicated.

                                                                   For the Year Ended September 30,
                                  -------------------------------------------------------------------------------------------------

                                               2002                              2001                              2000
                                  --------------------------------  ------------------------------  -------------------------------
                                              Percent                           Percent                           Percent
                                                 of      Weighted                 of      Weighted                  of     Weighted
                                    Average    Total      Average    Average     Total     Average    Average      Total    Average
                                    Balance   Deposits     Rate      Balance   Deposits     Rate      Balance    Deposits    Rate
                                  ---------- ----------  ---------  --------- ----------  --------- ----------  ---------  --------
                                                                          (Dollars in thousands)

Savings accounts................. $  16,075     10.87%     1.29%    $ 13,969       9.94%     2.25%   $ 17,177      11.38%     2.79%
NOW and money market
   accounts......................    31,580     21.36       1.06      30,538      21.73      1.24      31,652      20.97      2.24
Certificates of deposit (1)......   100,224     67.77       3.67      96,025      68.33      4.90     102,092      67.65      6.06
                                    -------   -------                 ------    -------              --------      -----
      Total average deposits.....  $147,879    100.00%              $140,532     100.00%             $150,921     100.00%
                                    =======    ======               ========     ======              ========     ======

(1) Based on remaining maturity of certificates of deposit.


         Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificates of deposits in Newberry Federal categorized by rates and maturities at the dates indicated.



                                                          Period to Maturity from September 30, 2002
                                             ----------------------------------------------------------------
                                                                           Over
                                               Less           One           Two          Over
                                             than One        to Two      to Three       Three
                                               Year          Years         Years        Years          Total
                                             --------      --------      --------     ---------      --------
                                                                  (Dollars in thousands)
Certificates of deposit:
   0 to 2.00% .........................      $ 12,459      $     --      $     --      $     --      $ 12,459
   2.01 to 4.00% ......................        71,430         5,045         2,515           209        79,199
   4.01 to 5.00% ......................         3,541         1,413           389           485         5,828
   5.01 to 6.00% ......................           934           262           173           163         1,532
   6.01 to 7.00% ......................         1,185            --             2            21         1,208
   7.01 to 8.00% ......................            30            --           111            --           141
   8.01 to 9.00% ......................            --            --            --            --            --
                                             --------      --------      --------      --------      --------

      Total certificates of deposit....      $ 89,579      $  6,720      $  3,190      $    878      $100,367
                                             ========      ========      ========      ========      ========


         Borrowings. Newberry Federal may borrow from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank, providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Atlanta, Newberry Federal is required to own capital stock in the Federal Home Loan Bank of Atlanta and may borrow on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2002, Newberry Federal had the ability to borrow up to approximately $76 million from the Federal Home Loan Bank of Atlanta. At September 30, 2002, Newberry Federal had outstanding advances of $35 million.

         At September 30, 2002, Newberry Federal also maintained an $7 million unsecured credit facility with a third party financial institution. At September 30, 2002, Newberry Federal had no outstanding balance under this credit facility.

         The following tables presents certain information regarding Newberry Federal's use of Federal Home Loan Bank of Atlanta advances and other borrowings (excluding the liability for certain security financing of $4.8 million at September 30, 2001) during the periods and at the dates indicated.

                                                                     At or For the Year Ended
                                                                          September 30,
                                                              --------------------------------------
                                                                 2002         2001         2000
                                                              ---------    ---------     ---------
                                                                     (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding ..........................      $59,521       $46,164       $32,423
   Maximum amount outstanding at any month-end
      during the period .................................       60,000        60,000        37,640
   Balance outstanding at end of period .................       35,000        60,000        35,000
   Weighted average interest rate during the period......         4.71%         4.98%         5.98%
   Weighted average interest rate at end of period ......         5.73%         4.44%         5.73%

Other borrowings:
   Average balance outstanding ..........................      $   952       $ 1,034       $ 3,517
   Maximum amount outstanding at any month-end
      during the period .................................       19,335         3,490         7,310
   Balance outstanding at end of period .................           --            --         2,755
   Weighted average interest rate during the period .....         1.97%         4.84%         6.00%
   Weighted average interest rate at end of period ......           --            --          6.90%


Subsidiary Activities

         DutchFork Bancshares' sole subsidiary is Newberry Federal. Newberry Federal has one wholly owned subsidiary, Inter-Community Service Corporation, which operates an insurance agency and also owns approximately 30 acres of residential land for development. At September 30, 2002, Inter-Community Service Corporation's assets totaled approximately $439,000.

Personnel

         As of September 30, 2002, DutchFork Bancshares had 40 full-time employees and 8 part-time employees, none of whom are represented by a collective bargaining unit. DutchFork Bancshares believes its relationship with its employees is good.

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

Holding Company Regulation

         DutchFork Bancshares is a unitary savings and loan holding company under federal law because Newberry Federal is its only insured subsidiary. Under prior law, a unitary savings and loan holding company, such as DutchFork Bancshares was not generally restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation--Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the activities permitted for financial holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the association continues to comply with the QTL Test. DutchFork Bancshares does not qualify for the grandfather and is limited in its activities as described above. If DutchFork Bancshares acquires another savings institution or savings bank that is not a problem institution, that meets the qualified thrift lender test and that the Office of Thrift Supervision considers to be a savings institution, DutchFork Bancshares would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and not merged into Newberry Federal. As a multiple savings and loan holding company, DutchFork Bancshares would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, to the activities permitted, a financial holding company and to certain activities authorized by Office of Thrift Supervision regulation.

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

         OTS has authority to establish higher capital requirements where it determines that the circumstances of a particular association so require.

         The following table presents Newberry Federal's capital position at September 30, 2002.

                                                                                            Capital
                                                                                    ----------------------
                                         Actual       Required        Excess        Actual        Required
                                        Capital       Capital         Amount        Percent       Percent
                                        -------       -------         ------        -------       -------
                                                              (Dollars in thousands)
Tangible........................        $32,251       $4,369         $27,882        14.76%           2.00%
Core (Leverage).................         32,251        8,738          23,513        14.76%           4.00%
Risk-based......................         32,658        9,072          23,586         28.8%           8.00%


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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During the past year, FICO payments for Savings Association Insurance Fund members approximated 1.8 basis points.

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

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2002, Newberry Federal's limit on loans to one borrower was $11.5 million, and Newberry Federal's largest aggregate outstanding balance of loans to one borrower was $3.8 million.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, Newberry Federal maintained 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. An application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Newberry Federal, it is a subsidiary of a holding company. In the event Newberry Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Newberry Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. During 2002, Newberry Federal was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation eliminated the statutory liquidity requirement, but retained a provision requiring the maintenance of sufficient liquidity to ensure a savings association's safe and sound operation.

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Newberry Federal's latest quarterly thrift financial report. The assessments paid by Newberry Federal for the fiscal year ended September 30, 2002 totaled $62,000.

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

Federal Home Loan Bank System

         Newberry Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Newberry Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Newberry Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $3 million at September 30, 2002.

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

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $6.0 million to and including $42.1 million; a 10% reserve ratio is applied above $42.1. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Newberry Federal complies with the foregoing requirements.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. DutchFork Bancshares and Newberry Federal report their income on a fiscal year, consolidated basis under the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Newberry Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to DutchFork Bancshares or Newberry Federal. For its 2002 taxable year, DutchFork Bancshares is subject to a maximum federal income tax rate of 35%.

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

ITEM 2. DESCRIPTION OF PROPERTY

Properties

         Newberry Federal currently conducts its business through its main office located in Newberry, South Carolina, and five other full-service banking offices. DutchFork Bancshares believes that these facilities are adequate to meet the present and immediately foreseeable needs of the Newberry Federal and DutchFork Bancshares.

                                                                          Net Book Value
                                             Leased,        Original      of Property at
                                           Licensed or        Year         September 30,
   Location                                   Owned         Acquired           2002
--------------                          ---------------  --------------  ----------------
                                                         (In thousands)
Main/Executive Office:
1735 Wilson Road
Newberry, South Carolina  29108........       Owned           1993           $3,112

Branch Offices:

1323 College Street
Newberry, South Carolina  29108........       Owned           1993              141

101 N. Wheeler Street
Prosperity, South Carolina  29127......       Owned           1989               54


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The information regarding the market for DutchFork Bancshares' common equity and related stockholder matters is incorporated herein by reference to DutchFork Bancshares' 2002 Annual Report to Stockholders on page 60.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to DutchFork Bancshares' 2002 Annual Report to Stockholders on pages 6 through 15.


ITEM 7. FINANCIAL STATEMENTS

         The information regarding financial statements is incorporated herein by reference to DutchFork Bancshares' 2002 Annual Report to Stockholders on pages 16 through 57.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information relating to the directors and officers of DutchFork Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2003 Annual Meeting of Stockholders at pages 4 through 5 and page 8.


ITEM 10. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2003 Annual Meeting of Stockholders at pages 6 through 8.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2003 Annual Meeting of Stockholders at pages 3 through 4.

Equity Compensation Plan Information as of September 30, 2002


--------------------------------------------------------------------------------------------------------------
Plan category              Number of securities           Weighted-average          Number of securities
                           to be issued upon              exercise price of         remaining available for
                           exercise of outstanding        outstanding options,      future issuance under
                           options, warrants and          warrants and rights       equity compensation
                           rights                                                   plans (excluding
                                                                                    securities reflected in
                                                                                    column (a))
                           (a)                            (b)                       (c)
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                101,437                        $16.4375                   46,815
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                  --                              --                        --
--------------------------------------------------------------------------------------------------------------
Total                           101,437                        $16.4375                   46,815
--------------------------------------------------------------------------------------------------------------

         DutchFork does not maintain any equity compensation plans that have not been approved by security holders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2003 Annual Meeting of Stockholders at pages 8 through 9.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   (1)  The following are filed as a part of this report by means of incorporation to DutchFork Bancshares' 2002 Annual Report to
                    Stockholders:

                    o    Report of Independent Auditor

                    o Consolidated Balance Sheets as of September 30, 2002 and 2001

                    o Consolidated Statements of Income for the Years Ended September 30, 2002 and 2001

                    o Consolidated Statements of Comprehensive Operations for the Years Ended September 30, 2002 and 2001

                    o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002 and 2001

                    o Consolidated Statements of Cash Flows for the Years Ended September 30, 2002 and 2001

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

                    10.5 Newberry Federal Savings Bank Employee Severance
                         Compensation Plan(1)

                    10.6 Adoption Agreement for Employees' Savings & Profit
                         Sharing Plan and Trust(1)

                    10.7 DutchFork Bancshares, Inc. 2001 Stock-Based Incentive
                         Plan(3)

                    10.8 Newberry Federal Savings Bank Director Deferred
                         Compensation Plan(4)

                    11.0 Statement Regarding Computation of Earnings Per Share
                         (Incorporated herein by reference to Part II, Item 7, "Financial Statements")

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

     (4) Incorporated herein by reference from the Exhibits to Form S-8, Registration Statement, filed on August 23, 2001, Registration No. 333-68214.

         (b) Reports on Form 8-K

                       None.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DUTCHFORK BANCSHARES, INC.


Date:  December 27, 2002             By:  /s/ J. Thomas Johnson
                                          -----------------------------------
                                          J. Thomas Johnson
                                          President, Chief Executive Officer and
                                          Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                   Title                                           Date
/s/ J. Thomas Johnson           President, Chief Executive                December 27, 2002
------------------------
J. Thomas Johnson               Officer and Chairman of the Board
                                (principal executive officer)


/s/ Steve P. Sligh              Executive Vice President, Chief           December 27, 2002
------------------------
Steve P. Sligh                  Financial Officer, Treasurer
                                and Director (principal financial and
                                accounting officer)


/s/ Robert E. Livingston        Corporate Secretary and Director          December 27, 2002
------------------------
Robert E. Livingston


/s/ Robert W. Owen              Director                                  December 27, 2002
------------------------
Robert W. Owen


/s/ James E. Wiseman            Director                                  December 27, 2002
------------------------
James E. Wiseman

                                 CERTIFICATIONS

     I, J. Thomas Johnson, President and Chief Executive Officer, of DutchFork Bancshares, Inc., certify that:

     (1) I have reviewed this annual report on Form 10-KSB of DutchFork Bancshares, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: December 27, 2002                    /s/ J. Thomas Johnson
                                           -------------------------------------
                                           J. Thomas Johnson
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                 CERTIFICATIONS

     I, Steve P. Sligh, Executive Vice President, Chief Financial Officer and Treasurer of DutchFork Bancshares, Inc., certify that:

     (1) I have reviewed this annual report on Form 10-KSB of DutchFork Bancshares, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December  27, 2002       /s/ Steve P. Sligh
                               -------------------------------------------------
                               Steve P. Sligh
                               Executive Vice President, Chief Financial Officer
                               and Treasurer
                               (principal financial and accounting officer)