Form 10QSB
period 2003-02-14
DUTCHFORK BANCSHARES INC
filed 2003-02-14
CIK 1107710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

|_| Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to ________________

                           Commission File No. 0-30483

                           DUTCHFORK BANCSHARES, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

        Delaware                              57-1094236
        State or Other Jurisdiction           I.R.S. Employer Identification
        of Incorporation or Other
        Organization

                1735 Wilson Road, Newberry, South Carolina 29108
                     (Address of Principal Executive Office)

                                 (803) 321-3200
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      1,229,173 shares of common stock, par value $0.01 per share, were issued and outstanding as of February 6, 2003.

      Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet at December 31, 2002 and September 30, 2002

Consolidated Statements of Income for the Three Months Ended December 31, 2002 and 2001

Consolidated Statements of Changes in Equity for the Three Months Ended December 31, 2002

Consolidated Statements of Comprehensive Operations for the Three Months Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities

Item 3: Defaults upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

      The consolidated financial statements of DutchFork Banchshares, Inc. (the "Company" or "DutchFork Bancshares") are set forth on the following pages.

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                 December 31,   September 30,
                                                     2002           2002
                                                 ------------   ------------
                                                 (unaudited)     (unaudited)
Assets
Cash and cash equivalents                        $ 19,488,632   $ 21,130,629
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $106,216,884 and
           $61,497,869 at December 31 and
           September 30, 2002, respectively)      105,280,791     62,209,846
         Mortgage-backed securities (cost of
           $24,977,509 and $65,015,723 at
           December 31 and September 30,
           2002, respectively)                     25,108,192     64,627,627
     Held-to-maturity:
         Investments (fair value of $50,000 at
           December 31 and September 30,
           2002, respectively)                         50,000         50,000
         Mortgage-backed securities (fair
           value of $2,618,349 and $2,879,938
           at December 31 and September 30,
           2002, respectively)                      2,574,034      2,835,439
Loans receivable                                   60,046,961     61,705,696
Premises, furniture and equipment, net              3,323,040      3,786,005
Accrued interest receivable:
     Loans and mortgage-backed securities             378,241        371,221
     Investments and other property                   443,923        489,164
Prepaid assets                                        749,132        574,318
Deferred tax asset                                    730,202        580,152
Other                                               5,655,030        731,992
                                                 ------------   ------------
Total assets                                     $223,828,178   $219,092,089
                                                 ============   ============


                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                           December 31,     September 30,
                                                               2002             2002
                                                          -------------    -------------
                                                           (unaudited)      (unaudited)
Liabilities and stockholders' equity
Liabilities:
     Deposit accounts                                     $ 154,131,452    $ 149,290,222
     Federal Home Loan Bank advances                         35,000,000       35,000,000
     Advances from borrowers for taxes
        and insurance                                            42,439           58,955
     Accrued income taxes payable                                16,517          174,707
     Accrued expenses                                           668,975          665,935
     Accrued interest payable                                   515,856          381,900
     Other                                                       53,303           43,001
                                                          -------------    -------------
Total liabilities                                           190,428,542      185,614,720
                                                          -------------    -------------

Commitments and contingencies                                        --               --
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                      --               --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 1,073,942 and
        1,071,862 issued and outstanding at December 31
        and September 30, 2002, respectively                     15,605           15,605
     Additional paid-in capital                              14,830,451       14,785,443
     Retained earnings, substantially restricted             28,631,703       28,065,262
     Accumulated other comprehensive income (loss)             (507,424)         193,388
     Treasury stock (331,377 shares at December 31,
        and September 30, 2002, respectively)                (7,468,233)      (7,468,233)
     Unearned 2001 Stock-Based Incentive Plan shares
        (51,187 shares at December 31 and September 30,
         2002, respectively)                                   (962,070)        (962,070)
     Unearned employee stock ownership plan shares           (1,140,396)      (1,152,026)
                                                          -------------    -------------
Total stockholders' equity                                   33,399,636       33,477,369
                                                          -------------    -------------
Total liabilities and stockholders' equity                $ 223,828,178    $ 219,092,089
                                                          =============    =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income

                                                             Three Months Ended
                                                                December 31,
                                                               2002         2001
                                                           ----------   ----------
                                                          (unaudited)   (unaudited)
Interest income:
     Loans receivable                                      $1,090,644   $1,367,888
     Investments                                              849,895      684,599
     Mortgage-backed and related securities                   725,547    1,300,220
     Other interest-earning assets                             53,789      107,986
                                                           ----------   ----------
         Total interest income                              2,719,875    3,460,693
                                                           ----------   ----------

Interest expense:
     Interest expense on deposit accounts                     870,581    1,322,499
     Federal Home Loan Bank advances                          505,874      638,286
     Other borrowings purchased                                    --        3,507
                                                           ----------   ----------
         Total interest expense                             1,376,455    1,964,292
                                                           ----------   ----------

Net interest income                                         1,343,420    1,496,401
     Provision for loan losses                                     --           --
                                                           ----------   ----------
     Net interest income after provision for loan losses    1,343,420    1,496,401
                                                           ----------   ----------

Noninterest income:
     Gain (loss) on sale of securities, net                   406,693      551,734
     Loan origination and commitment fees                      47,993       57,938
     Profit on sale of loans                                   16,207       59,195
     Loan servicing fees                                        1,863        2,176
     Bank service charges                                     138,091      128,744
     Loan late charges                                         12,285       14,830
     Other                                                     25,073       33,425
                                                           ----------   ----------
         Total noninterest income                             648,205      848,042
                                                           ----------   ----------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                  Consolidated Statements of Income (continued)


                                                         Three Months Ended
                                                             December 31,
                                                        2002            2001
                                                     ----------      ----------
                                                    (unaudited)      (unaudited)
Noninterest expense:
     Compensation and benefits                          850,754         748,073
     Occupancy                                          116,765         121,005
     SAIF deposit insurance premium                       6,206           6,444
     Furniture and equipment                             12,215          15,692
     Professional fees                                   30,609          26,915
     Telephone and postage                               46,004          48,985
     Insurance                                           13,933           9,843
     Marketing                                           27,577          31,985
     Data processing                                     54,000          45,640
     Supplies and printing                               19,696          35,055
     OTS assessments                                     16,727          13,680
     Meetings                                                --           6,000
     Bank service charges                                 3,435          10,047
     Loan expenses                                       31,028          16,259
     Transaction account charges                         33,913          38,789
     Automated teller system                              6,184           5,445
     Contributions                                        2,996           4,338
     Other                                               80,830         109,532
                                                     ----------      ----------
         Total noninterest expense                    1,352,872       1,293,727
                                                     ----------      ----------

     Income before income taxes                         638,753       1,050,716

Provision for income taxes                               72,312         354,303
                                                     ----------      ----------

Net income                                           $  566,441      $  696,413
                                                     ==========      ==========

Basic net income per share                           $     0.53      $     0.60
                                                     ==========      ==========

Diluted net income per share                         $     0.50      $     0.58
                                                     ==========      ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations

                                                          Three Months Ended
                                                               December 31,
                                                            2002         2001
                                                         ---------    ---------
                                                        (unaudited)  (unaudited)
Net income                                               $ 566,441    $ 696,413

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) arising during the
        period, net of tax effect of $(428,438) and
        $(325,751) for the three months ended
        December 31, 2002 and 2001, respectively          (700,812)    (531,489)
                                                         ---------    ---------

Comprehensive income (loss)                              $(134,371)   $ 164,924
                                                         =========    =========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                     Accumulated
                                             Additional                 Other
                       Number of   Common    Paid-in      Retained   Comprehensive
                        Shares      Stock    Capital      Earnings   Income (Loss)
                       ---------  -------  -----------  -----------  ------------
                                                                      (unaudited)
Balance at September
  30, 2002             1,177,986  $15,605  $14,785,443  $28,065,262    $193,388
Net income                                                  566,441
Release of 2,080
  ESOP shares                                   45,008
Purchase of treasury
  stock
Change in net
  unrealized
  depreciation on
  investments
  available for sale
  (net of deferred and
  current income taxes
  of $428,438)                                                         (700,812)
Balance at December    ---------  -------  -----------  -----------   ---------
  31, 2002             1,177,986  $15,605  $14,830,451  $28,631,703   $(507,424)
                       =========  =======  ===========  ===========   =========

                          Treasury        Incentive                      Stockholders'
                            Stock            Plan         ESOP Loan         equity
                         -----------      ---------      -----------     -----------

Balance at September
  30, 2002               $(7,468,233)     $(962,070)     $(1,152,026)    $33,477,369
Net income                                                                   566,441
Release of 2,080
  ESOP shares                                                 11,630          56,638
Purchase of treasury
  stock
Change in net
  unrealized
  depreciation on
  investments
  available for sale
  (net of deferred and
  current income taxes
  of $428,438)                                                              (700,812)
Balance at December      -----------      ---------      -----------     -----------
  31, 2002               $(7,468,233)     $(962,070)     $(1,140,396)    $33,399,636
                         ===========      =========      ===========     ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                            Three Months Ended December 31,
                                                                 2002           2001
                                                             -----------    -----------
                                                             (unaudited)    (unaudited)
Operating Activities
Net income                                                   $   566,441    $   696,413
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                495,748         87,613
     (Gain) loss on sales of investments and mortgage-
         backed securities                                      (406,693)      (551,734)
     Net (gain) loss on sales on loans                           (16,207)       (59,195)
     Increase (decrease) in deferred loan origination fees        (9,300)            --
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                     (21,493)      (264,863)
     Decrease (increase) in accrued interest receivable           38,221       (244,843)
     Decrease (increase) in prepaid and other assets          (5,097,852)      (495,089)
     Decrease (increase) in deferred tax asset                   278,391        141,814
     Increase (decrease) in accrued interest payable             133,956       (200,978)
     Increase (decrease) in accounts payable and accrued
         expenses                                                     --     (4,606,804)
     Increase (decrease) in other liabilities                   (144,850)         4,532
     Origination of loans held for sale                       (2,976,897)            --
     Proceeds from sale of loans held for sale                 2,604,825             --
                                                             -----------    -----------
Net cash provided (used) by operating activities              (4,555,710)    (5,493,134)
                                                             -----------    -----------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                      Three Months Ended December 31,
                                                           2002            2001
                                                       ------------    ------------
                                                        (unaudited)     (unaudited)
Investing Activities
Principal payments on mortgage-backed securities         37,711,418       2,401,000
Purchases of available-for-sale securities              (92,157,076)    (48,202,045)
Proceeds from sales of available-for-sale securities     50,454,488      50,388,200
Net (increase) decrease in loans receivable               2,056,314       3,030,427
Purchases of premises, furniture and equipment              (32,783)         (7,990)
                                                       ------------    ------------
Net cash provided (used) by investing activities         (1,967,639)      7,609,592
                                                       ------------    ------------

Financing Activities
Net  increase (decrease) in deposit accounts              4,841,230       1,237,692
Proceeds from other borrowings                                   --              --
Repayments of other borrowings                                   --              --
Release of ESOP shares                                           --         107,399
Repayment of ESOP loan                                       11,630           9,924
Purchase of treasury stock                                   45,008      (1,574,990)
Increase (decrease) in advances from borrowers for
   taxes and insurance                                      (16,516)        (49,092)
                                                       ------------    ------------
Net cash provided by financing activities                 4,881,352        (269,067)
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents     (1,641,997)      1,847,391
Cash and cash equivalents at beginning of period         21,130,629       5,065,459
                                                       ------------    ------------
Cash and cash equivalents at end of period             $ 19,488,632    $  6,912,850
                                                       ============    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the period for:
      Interest                                         $  2,274,211    $  2,165,270
      Taxes                                            $         --    $  1,944,025

                           DutchFork Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2002

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

Note 2 - Accounting Principles

      The accompanying unaudited financial statements of the Bank have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share

      The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                        Three Months Ended
                                                            December 31
                                                     -----------------------
                                                         2002         2001
                                                     ----------   ----------
            Basic EPS computation:
              Numerator                              $  566,441   $  696,413

            Denominator
              Common shares outstanding               1,073,942    1,153,018
                                                     ----------   ----------

            Basic EPS                                $     0.53   $     0.60
                                                     ==========   ==========

            Diluted EPS computation:
              Numerator                              $  566,441   $  696,413

            Denominator:
              Common shares outstanding               1,073,942    1,153,018
            Dilutive securities:
              Stock options-treasury stock method        48,777       22,204
              Incentive plan-treasury stock method       12,409       28,792
                                                     ----------   ----------
                                                      1,135,128    1,204,014
                                                     ----------   ----------
                                                     $     0.50   $     0.58
                                                     ==========   ==========

      The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2002 was $26.61 per share.

      Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

      This prospectus contains forward looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the works "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposits flow, competition, demand for financial services in and DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as may be required by law or regulation, the Company disclaims any obligation to update such forward-looking statements.

Operating Strategy

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

Comparison of Financial Condition at December 31, 2002 and September 30, 2002:

      Total assets increased by $4.7 million from $219.1 million at September 30, 2002 to $223.8 million at December 31, 2002. During the three months ended December 31, 2002, the market values of investments and mortgage-backed securities decreased by $1,129,250, and after the tax effect of $428,438, equity decreased by $700,812 from this decrease in market values.

      At December 31, 2002, total equity was $33.4 million, after a $507,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2002 of $33.5 million, including a $193,000 unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. The decline in total equity resulted from the decline in the market value of investments and mortgage-backed securities available-for-sale.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and December 31, 2001:

Net Income

      Net income for the three months ended December 31, 2002 decreased by $130,000 to $566,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $153,000, and non-interest income decreased by $200,000. In addition, non-interest expense increased by $59,000.

Net Interest Income

      Net interest income decreased from $1.5 million for the three months ended December 31, 2001 to $1.3 million for the same period in 2002, due primarily to a decrease in interest-earning assets. The average interest margin spread increased from 2.47% for the three months ended December 31, 2001 to 2.60% for the three months ended December 31, 2002.

Interest Expense

      Interest expense decreased from $2.0 million for the three months ended December 31, 2001 to $1.4 million for the same period in 2002. This was primarily a result of a $452,000 decrease in interest on deposits due to declining interest rates in 2002.

Provision for Loan Losses

      There was no provision for loan losses for the three months ended December 31, 2002 or 2001. The allowance was carefully evaluated and determined to be adequate at its current level in relation to the current size, mix and quality of the portfolio. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

      Non-interest income decreased by $200,000, primarily as a result of a decrease of $145,000 in gains on the sale of securities and a decrease of $43,000 in the gain on sale of loans. As fixed rate loans continue to be sold and servicing released, servicing income will decrease over time.

Non-Interest Expense

      Non-interest expense increased from $1.3 million for the three months ended December 31, 2001 to $1.4 million for the three months ended December 31, 2002. The increase was a result of increases in compensation costs to employee benefit plans.

Provision for Income Taxes

      Income tax decreased by $280,000 due to the fact that a substantial benefit was received for the dividends received on preferred stocks held in the form of a dividend exclusion of 70% of dividends on preferred stocks.

Liquidity and Capital Resources

      Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale represented 66.9% of assets at December 31, 2002.

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

      The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At December 31, 2002, the Bank was in compliance with all applicable capital requirements so that it was categorized as "well-capitalized" under the prompt corrective action regulation promulgated by the Office of Thrift Supervision.

                          Newberry Federal Savings Bank
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                          Three Months Ended December 31,       Three Months Ended December 31,
                                                      2002                                   2001
                                          Average                 Yield/        Average                   Yield/
                                          Balance   Interest        Rate        Balance   Interest         Rate
                                       ----------    -------        ----       ---------  ---------        ----
Interest earning assets:
     Loans receivable                  $   61,232    $ 1,091        7.13%      $  74,555  $   1,368        7.34%
     Interest-bearing deposits              3,274          5        0.61%            840          6        2.86%
     Investment securities                 60,911        792        5.20%         44,110        685        6.21%
     Mortgage-backed securities            65,721        726        4.42%        117,075      1,300        4.44%
     Federal funds sold                    15,286         56        1.47%          1,360         43       12.65%
     Other                                     --         49        0.00%          4,043         59        5.84%
                                       ----------    -------                   ---------  ---------
Total interest earning assets             206,424      2,719        5.72%        241,983      3,461        5.72%
Non-interest earning assets                16,194                                  9,186
                                       ----------                              ---------
Total assets                           $  222,618                              $ 251,169
                                       ==========                              =========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   17,799                              $  14,945
     NOW and Money Market
        accounts                           31,942                                 29,850
     Certificates of deposit              103,623                                104,363
                                       ----------                              ---------
         Total deposits                   153,364        871        2.27%        149,158      1,322        3.55%
Federal Home Loan Bank
   advances                                35,000        506        5.78%         60,000        638        4.25%
Other borrowings                               --         --        0.00%          1,885          4        0.85%
                                       ----------    -------                   ---------  ---------
     Total interest bearing
        liabilities                       188,364      1,377        2.92%        211,043      1,964        3.72%
Non-interest bearing liabilities            2,003                                  7,291
                                       ----------                              ---------
     Total liabilities                    190,367                                218,334
Total retained earnings                    32,251                                 32,835
                                       ----------                             ----------
     Total liabilities and retained
        earnings                       $  222,618                              $ 251,169
                                       ==========                              =========

Net interest spread                                  $ 1,342        2.34%                   $ 1,497        2.00%
Net interest margin as a percentage
   of interest-earning assets                                       2.60%                                  2.47%

      Item 3. Controls and Procedures

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

(c) PART II

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

            10.5 Newberry Federal Savings Bank Employee Severance Compensation Plan (2)

            10.6 Adoption Agreement for Employees' Savings & Profit Sharing Plan & Trust (1)

            10.7  DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)

            10.8 Newberry Federal Savings Bank Director Deferred Compensation Plan (4)

      (b)   Reports on Form 8-K

            On November 15, 2002, the Company filed a Current Report on Form 8-K announcing the date of its 2002 annual meeting of stockholders. The press release announcing the date is attached as an exhibit to the Form 8-K.

----------
                  (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.

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

       DUTCHFORK BANCSHARES, INC.
       --------------------------
              (Registrant)


         Date: February 13, 2003          By: /s/ J. Thomas Johnson
                                          -------------------------------------
                                          J. Thomas Johnson
                                          President and Chief Executive Officer


                                          By: /s/ Steve P. Sligh
                                          -------------------------------------
                                          Steve P. Sligh
                                          Executive Vice President and Chief
                                            Financial Officer

                                 CERTIFICATIONS

I, J. Thomas Johnson, President and Chief Executive Officer of DutchFork Bancshares, Inc., certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of DutchFork Bancshares, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003                  /s/ J. Thomas Johnson
                                         -------------------------------------
                                         J. Thomas Johnson
                                         President and Chief Executive Officer
                                         (principal executive officer)

                                 CERTIFICATIONS

I, Steve P. Sligh, Executive Vice President and Chief Financial Officer and Treasurer of DutchFork Bancshares, Inc., certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of DutchFork Bancshares, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003             /s/ Steve P. Sligh
                                    --------------------------------------------
                                    Steve P. Sligh
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (principal financial and accounting officer)