Form 10QSB
period 2003-05-15
DUTCHFORK BANCSHARES INC
filed 2003-05-15
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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

     1,141,841 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 6, 2003.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets at March 31, 2003 and September 30, 2002 (unaudited)

Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 2003 and 2002 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months and Six Months Ended March 31, 2003 and 2002 (unaudited)

Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2003 (unaudited)

Consolidated Statements of Cash Flows for the Three Months and Six Months Ended March 31, 2003 and 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2: Management's Discussion and Analysis or Plan of Operation

Item 3: Controls and Procedures

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

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                   March 31,    September 30,
                                                     2003           2002
                                                 ------------   ------------
                                                  (unaudited)    (unaudited)

Assets
Cash and cash equivalents                        $  2,906,384   $ 21,130,629
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $107,302,038 and
           $61,497,869 at March 31, 2003 and
           September 30, 2002, respectively)      106,525,816     62,209,846
         Mortgage-backed securities (cost of
           $39,375,755 and $65,015,723 at
           March 31, 2003 and September 30,
           2002, respectively)                     39,509,441     64,627,627
     Held-to-maturity:
         Investments (fair value of $50,000 at
           March 31, 2003 and September 30,
           2002, respectively)                         50,000         50,000
         Mortgage-backed securities (fair
           value of $1,679,696 and $2,879,938
           at March 31, 2003 and September 30,
           2002 respectively)                       1,640,630      2,835,439
     Held-for-trading                               3,500,000             --
Loans receivable                                   58,964,334     61,705,696
Premises, furniture and equipment, net              3,671,622      3,786,005
Accrued interest receivable:
     Loans and mortgage-backed securities             353,849        371,221
     Investments and other property                   482,800        489,164
Prepaid assets                                        755,263        574,318
Prepaid income taxes and taxes receivable             120,956             --
Deferred tax asset                                    580,152        580,152
Other                                               5,288,660        731,992
                                                 ------------   ------------
Total assets                                     $224,349,907   $219,092,089
                                                 ============   ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                            March 31,      September 30,
                                                               2003             2002
                                                          -------------    -------------
                                                           (unaudited)      (unaudited)
Liabilities and stockholders' equity
Liabilities:
     Deposit accounts                                     $ 149,851,470    $ 149,290,222
     Federal Home Loan Bank advances                         35,000,000       35,000,000
     Other borrowings                                         6,419,265               --
     Advances from borrowers for taxes
        and insurance                                            43,972           58,955
     Accrued income taxes payable                                50,702          174,707
     Accrued expenses                                           762,807          665,935
     Accrued interest payable                                   482,599          381,900
     Other                                                       55,220           43,001
                                                          -------------    -------------
Total liabilities                                           192,666,035      185,614,720
                                                          -------------    -------------

Commitments and contingencies                                        --               --
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                      --               --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 996,804 and
        1,071,862 issued and outstanding at March 31,
        2003 and September 30, 2002, respectively                15,605           15,605
     Additional paid-in capital                              14,879,121       14,785,443
     Retained earnings, substantially restricted             29,517,284       28,065,262
     Accumulated other comprehensive income (loss)             (706,333)         193,388
     Treasury stock (418,709 and 331,377 shares at
        March 31, 2003 and September 30, 2002,
        respectively)                                       (10,084,304)      (7,468,233)
     Unearned 2001 Stock-Based Incentive Plan shares
        (43,073 and 51,187 shares at March 31, 2003 and
        September 30, 2002, respectively)                      (809,608)        (962,070)
     Unearned employee stock ownership plan shares           (1,127,893)      (1,152,026)
                                                          -------------    -------------
Total stockholders' equity                                   31,683,872       33,477,369
                                                          -------------    -------------
Total liabilities and stockholders' equity                $ 224,349,907    $ 219,092,089
                                                          =============    =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income

                                                  Three Months Ended           Six Months Ended
                                                       March 31,                   March 31,
                                                  2003          2002          2003          2002
                                              -----------   -----------   -----------   -----------
                                              (unaudited)   (unaudited)   (unaudited)   (unaudited)
Interest income:
     Loans receivable                         $   988,838   $ 1,313,764   $ 2,079,482   $ 2,652,924
     Investments                                  486,478       546,237     1,336,373     1,219,408
     Mortgage-backed and related securities       732,965     1,465,706     1,458,512     2,765,925
     Other interest-earning assets                 83,078        84,358       136,867       192,343
                                              -----------   -----------   -----------   -----------
         Total interest income                  2,291,359     3,410,065     5,011,234     6,830,600
                                              -----------   -----------   -----------   -----------

Interest expense:
     Interest expense on deposit accounts         757,416     1,033,031     1,627,997     2,355,530
     Federal Home Loan Bank advances              509,091       653,833     1,014,965     1,292,120
     Other borrowings                                  84           154            84         3,661
                                              -----------   -----------   -----------   -----------
     Total interest expense                     1,266,591     1,687,018     2,643,046     3,651,311
                                              -----------   -----------   -----------   -----------

Net interest income                             1,024,768     1,723,047     2,368,188     3,179,289
     Provision for loan losses                    140,000            --       140,000            --
                                              -----------   -----------   -----------   -----------
     Net interest income after
       provision for loan losses                  884,768     1,723,047     2,228,188     3,179,289
                                              -----------   -----------   -----------   -----------

Noninterest income:
     Loan servicing fees                              895         1,582         2,758         3,757
     Bank service charges                         137,546       132,903       275,637       261,647
     Gain on sales of securities                1,447,136        79,875     1,853,829       631,609
     Other                                        105,987        75,215       207,545       240,603
                                              -----------   -----------   -----------   -----------
          Total noninterest income              1,691,564       289,575     2,339,769     1,137,616
                                              -----------   -----------   -----------   -----------

Noninterest expense:
     Salaries and employee benefits               800,720       748,961     1,651,474     1,497,034
     Occupancy                                    110,937       116,152       227,702       237,157
     Equipment                                     19,102        17,440        31,317        33,132
     Marketing                                     24,612        28,273        52,189        60,258
     Other                                        550,501       406,551       896,062       767,529
                                              -----------   -----------   -----------   -----------
          Total noninterest expense             1,505,872     1,317,477     2,858,744     2,595,110
                                              -----------   -----------   -----------   -----------

Income before income taxes                      1,070,460       695,145     1,709,213     1,721,795
Income taxes                                      184,879       237,861       257,191       592,164
                                              -----------   -----------   -----------   -----------
Net income                                    $   885,581   $   457,284   $ 1,452,022   $ 1,129,631
                                              ===========   ===========   ===========   ===========

Net income per share (basic)                  $       .85   $       .40   $      1.38   $       .99
                                              ===========   ===========   ===========   ===========

Net income per share (diluted)                $       .81   $       .39   $      1.31   $       .96
                                              ===========   ===========   ===========   ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations

                                                     Three Months Ended             Six Months Ended
                                                          March 31,                     March 31,
                                                     2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------
                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net income                                       $   885,581    $   457,284    $ 1,452,022    $ 1,129,631

Other comprehensive income (loss), net of tax:
     Unrealized (losses) arising during
        the period, net of tax effect of
        $121,600, $135,532, $550,038 and
        $416,283 for the three months ended
        March 31, 2003 and 2002 and the six
        months ended March 31, 2003 and 2002,
        respectively                                (198,909)      (213,237)      (899,721)      (875,419)
                                                 -----------    -----------    -----------    -----------

Comprehensive income                             $   686,672    $   244,047    $   552,301    $   254,212
                                                 ===========    ===========    ===========    ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                          Accumulated
                                                           Additional                        Other
                           Number of         Common          Paid-in        Retained     Comprehensive
                             Shares          Stock           Capital        Earnings     Income (Loss)
                          ------------    ------------    ------------    ------------   -------------
                                                                                           (unaudited)
Balance at September
   30, 2002                  1,177,986    $     15,605    $ 14,785,443    $ 28,065,262    $    193,388
Net income                                                                   1,452,022
Release of 4,160 ESOP
   shares                                                       93,678
Release of Incentive
   Plan shares                   8,114
Purchase of treasury
   stock                       (87,332)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $550,038)                                                                               (899,721)
                          ------------    ------------    ------------    ------------    ------------
Balance at March
   31, 2003                  1,098,768    $     15,605    $ 14,879,121    $ 29,517,284    $   (706,333)
                          ============    ============    ============    ============    ============

                            Treasury       Incentive                      Stockholders'
                              Stock           Plan          ESOP Loan        equity
                          ------------    ------------    ------------    ------------
                                                                          (unuaudited)
Balance at September
   30, 2002               $ (7,468,233)   $   (962,070)   $ (1,152,026)   $ 33,477,369
Net income                                                                   1,452,022
Release of 4,160 ESOP
   shares                                                       24,133         117,811
Release of Incentive
   Plan shares                                 152,462                         152,462
Purchase of treasury
   stock                    (2,616,071)                                     (2,616,071)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $550,038)                                                               (899,721)
                          ------------    ------------    ------------    ------------
Balance at March
   31, 2003               $(10,084,304)   $   (809,608)   $ (1,127,893)   $ 31,683,872
                          ============    ============    ============    ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                              Six Months Ended March 31,
                                                                 2003            2002
                                                             ------------    ------------
                                                              (unaudited)     (unaudited)
Operating Activities
Net income                                                   $  1,452,022    $  1,129,631
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                 158,115         173,173
     (Gain) loss on sales of investments and mortgage-
        backed securities                                      (1,853,829)       (631,609)
     Net (gain) loss on sales on loans                            (48,201)        (59,195)
     Increase (decrease) in deferred loan origination fees        (19,074)         (1,100)
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                      (14,004)       (255,947)
     Decrease (increase) in accrued interest receivable            23,736        (116,795)
     Decrease (increase) in prepaid and other assets           (4,858,567)       (207,905)
     Decrease (increase) in deferred tax asset                    550,040         370,531
     Origination of loans held for sale                        (5,666,750)             --
     Proceeds from sales of trading securities                  6,500,000              --
     Purchases of trading securities                          (10,000,000)             --
     Increase (decrease) in accrued interest payable              100,699        (391,424)
     Increase (decrease) in accounts payable and accrued
         expenses                                                      --      (4,606,804)
     Proceeds from sale of loans held for sale                  5,501,869       1,964,275
     Increase (decrease) in other liabilities                      52,061        (535,702)
                                                             ------------    ------------
Net cash provided (used) by operating activities               (8,121,883)     (3,168,871)
                                                             ------------    ------------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                         Six Months Ended March 31,
                                                           2003            2002
                                                       ------------    ------------
                                                        (unaudited)     (unaudited)
Investing Activities
Principal payments on mortgage-backed securities         45,006,812      26,857,631
Loan proceeds                                             6,419,265              --
Purchases of available-for-sale securities             (178,721,743)   (107,317,717)
Proceeds from sales of available-for-sale securities    116,130,026      67,717,739
Net (increase) decrease in loans receivable               2,973,518       5,335,446
Purchases of premises, furniture and equipment              (43,732)        (99,183)
                                                       ------------    ------------
Net cash provided (used) by investing activities         (8,235,854)     (7,506,084)
                                                       ------------    ------------

Financing Activities
Net  increase (decrease) in deposit accounts                561,248         733,605
Proceeds from other borrowings                                   --      29,275,000
Repayments of other borrowings                                   --      (9,940,000)
Release of ESOP shares                                           --         107,399
Repayment of ESOP loan                                       24,133          63,120
Purchase of treasury stock                               (2,589,368)     (1,740,195)
Unallocated incentive plan                                  152,462         184,675
Increase (decrease) in advances from borrowers for
   taxes and insurance                                      (14,983)        (48,778)
                                                       ------------    ------------
Net cash provided by financing activities                (1,866,508)     18,634,826
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents    (18,224,245)      7,957,871
Cash and cash equivalents at beginning of year           21,130,629       5,065,459
                                                       ------------    ------------
Cash and cash equivalents at end of year               $  2,906,384    $ 13,025,330
                                                       ============    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
      Interest                                         $  4,539,257    $  3,692,767
      Taxes                                            $    120,956    $  2,180,025

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                 March 31, 2003

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

Note 3 - Earnings Per Share

     The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                            Three Months Ended         Six Months Ended
                                                 March 31,                 March 31,
                                          -----------------------   -----------------------
                                             2003         2002         2003         2002
                                          ----------   ----------   ----------   ----------
     Basic EPS computation:
        Numerator                         $  885,581   $  457,284   $1,452,022   $1,129,631

     Denominator                           1,037,245    1,126,638    1,054,744    1,139,973
                                          ----------   ----------   ----------   ----------

     Basic EPS                            $     0.85   $     0.40   $     1.38   $     0.99
                                          ==========   ==========   ==========   ==========

     Diluted EPS computation:
        Numerator                         $  885,581   $  457,284   $1,452,022   $1,129,631

     Denominator:
        Common shares outstanding          1,037,245    1,126,638    1,054,744    1,139,973
     Dilutive securities:
        Stock options - treasury stock
           method                             44,777       27,248       42,110       25,018
        Incentive plan - treasury stock
           method                             12,595       14,553       12,585       11,863
                                          ----------   ----------   ----------   ----------
                                           1,094,617    1,168,439    1,109,439    1,176,854
                                          ----------   ----------   ----------   ----------
                                          $     0.81   $     0.39   $     1.31   $     0.96
                                          ==========   ==========   ==========   ==========

     The average market price used in calculating the assumed number of shares issued for the three months and six months ended March 31, 2003 was $29.17 and
27.87 per share, respectively.

     Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

     This quarterly report contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of DutchFork Bancshares and its wholly owned subsidiary, Newberry Federal. These forward looking statements are generally identified by use of the works "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. DutchFork Bancshares and Newberry Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of DutchFork Bancshares and Newberry Federal include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposits flow, competition, demand for financial services in DutchFork Bancshares' and Newberry Federal's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by law or regulation, the Company disclaims any obligation to update such forward-looking financial statements.

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

Comparison of Financial Condition at March 31, 2003 and September 30, 2002:

     Total assets increased by $5.2 million from $219.1 million at September 30, 2002 to $224.3 million at March 31, 2003. During the six months ended March 31, 2003, the Bank experienced significant pay-downs on mortgage-backed securities due to the low interest rate environment, which caused early pay-offs of the underlying loans. The funds were reinvested in fixed and adjustable rate collateralized mortgage obligations, corporate obligations and other investments, including preferred stock, in order to improve interest rate spread. However, in this environment of decreasing rates, the Bank is subject to reinvestment risk to the extent that it is not able to reinvest such prepayments at rates which are comparable to the rates that the Bank previously earned on the prepaid securities.

     At March 31, 2003, the Bank had $3,500,000 of investments held for trading. Depending on market volatility and the elements of supply and demand certain investments are purchased with the expressed intent of selling them prior to their stated maturity and are placed in a trading account. Prevailing market conditions and risk exposure determine when this procedure is followed.

     Loans receivable at Match 31, 2003 and September 30, 2002 were as follows:

                                                 March 31,    September 30,
                                                    2003          2002
                                                -----------   -----------
     Commercial real estate                     $ 7,457,775   $ 8,164,632
     Commercial - other                          11,469,654     8,475,251
     Real estate construction                       584,891     3,493,438
     Residential mortgage - 1-4 family           27,401,365    28,369,889
     Multi-family                                   845,829       879,028
     Consumer loans                              12,901,693    13,498,564
                                                -----------   -----------
                                                 60,661,207    62,880,802
                                                -----------   -----------

     Less:
          Allowance for loan losses                 456,288       424,322
          Loans in process                        1,237,470       745,270
          Deferred loan origination fees, net         3,115         5,514
                                                -----------   -----------
                                                  1,696,873     1,175,106
                                                -----------   -----------
     Loans receivable, net                      $58,964,334   $61,705,696
                                                ===========   ===========

     Loans receivable declined by $2,742,000 during the six months ended March 31, 2003 due to loan pay-offs largely due to the declining interest rate environment.

     Non-accrual loans totaled $657,850 at March 31, 2003 compared to $771,000 at September 30, 2002. When a loan becomes 90 days past due, it is converted to non-accrual status. The Bank had no loans past 90 days or more still accruing interest at March 31, 2003 and September 30, 2002. Loans receivable that were troubled debt restructurings totaled $292,186 at March 31, 2003 and $364,000 at September 30, 2002. Interest income that would have been recorded for the six months ended March 31, 2003, had non-accruing loans been current according to their original terms, amounted to approximately $54,145. The Bank included income on such loans of $16,546 in total interest income for the six months ended March 31, 2003. There are no loans which are not discussed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Other assets at March 31, 2003 include $5,218,000 of cash surrender value of Bank-owned life insurance on directors, officers and employees. During the six months ended March 31, 2003, this amount increased approximately $4,500,000 due to the purchase of additional single premium life insurance policies.

     At March 31, 2003, total equity was $31.7 million, after a $706,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2002 of $33.5 million, including a $193,000 unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. During the six months ended March 31, 2003, the market values of investments and mortgage-backed securities decreased by $1,450,659, and after the tax effect of

$550,938, equity decreased by $899,721 from this decrease in market values. Additionally, during the 6 month period ended March 31, 2003 Treasury stock of $2,616,000 was purchased.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002:

Net Income

     Net income for the three months ended March 31, 2003 increased by $429,000 to $886,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $838,000, and non-interest income increased by $1.4 million. The increase in non-interest income was primarily due to a $1.4 million gain on the sale of securities.

Net Interest Income

     Net interest income decreased from $1.7 million for the three months ended March 31, 2002 to $1.0 million for the same period in 2003. This was a result of a $1,119,000 decrease in total interest income which was only partially offset by a $420,000 decrease in total interest expense.

     Total interest income declined due to a $34.4 million decline in average interest earning assets and a 1.24% decline in the average yield. The decline in the yield on investment securities from 5.90% for the three months ended March 31, 2002 to 2.18% for the three months ended March 31, 2003 was partially offset by the tax benefit received on preferred stock dividends that is reflected in a lower effective tax rate.

     Total interest expense decreased due to a $27.3 million decline in average interest bearing liabilities, along with a .44% decline in the average interest rate paid.

Provision for Loan Losses

     The provision for loan losses for the three months ended March 31, 2003 was $140,000, compared to $0 for the same period in 2002. The provision was determined by the level of the allowance needed for loan losses based upon management's analysis of the current quality of the loan portfolio, including historical trends, significant problem loans, current market value of real estate or other collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. The increase in the provision was deemed appropriate due to the increase in commercial loans which generally have a higher risk than loans secured by real estate. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory, and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

     The table on page 21 presents an analysis on the Bank's allowance for loan losses.

Non-Interest Income

     Non-interest income increased by $1.4 million, primarily as a result of an increase of $1.4 million in gains on the sale of securities. Securities were sold as part of a restructuring plan designed to protect the Bank from potential volatility due to the Mid-east war.

Non-Interest Expense

     Non-interest expense increased from $1.3 million for the three months ended March 31, 2002 to $1.5 million for the three months ended March 31, 2003. The increase was primarily a result of an increase in compensation and other expenses in the period ended March 31, 2003. Compensation increased due to salary and benefit increases, along with several new hires. Other expense increased due to the cost of interest rate caps and floors.

Provision for Income Taxes

     Income tax decreased by $53,000, even though income before tax increased, due to the dividend exclusion on preferred stocks that are now a part of the Bank's investment portfolio.

Comparison of Operating Results for the Six Months Ended March 31, 2003 and March 31, 2002:

Net Income

     Net income for the six months ended March 31, 2003 increased by $322,000 to $1.5 million when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $951,000, and non-interest income increased by $1.2 million. The increase in non-interest income was primarily due to a $1.8 million gain on the sale of securities during the period ended March 31, 2003.

Net Interest Income

     Net interest income decreased from $3.2 million for the six months ended March 31, 2002 to $2.4 million for the same period in 2003. This was a result of a $1,819,000 decrease in total interest income that was only partially offset by a $1,008,000 decrease in total interest expense.

     Total interest income declined due to a $35.0 million decline in average interest earning assets and a .81% decline in the average yield. The decline in the yield on investment securities from 6.01% for the three months ended March 31, 2002 to 3.45% for the three months ended March 31, 2003 was partially offset by the tax benefit received on preferred stock dividends that is reflected in a lower effective tax rate.

     Total interest expense decreased due to a $25.0 million decline in average interest bearing liabilities, along with a .62% decline in the average interest rate paid.

Provision for Loan Losses

     The provision for loan losses for the six months ended March 31, 2003 was $140,000, compared to $0 for the same period in 2002. The increase in the provision was deemed appropriate due to the increase in commercial loans that generally have a higher risk than loans secured by real estate. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulations, and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

     Non-interest income increased by $1.2 million, primarily as a result of an increase of $1.2 million in gains on the sale of securities. Securities were sold as part of a restructuring plan designed to protect the Bank from potential interest rate volatility due to the Mid-east war.

Non-Interest Expense

     Non-interest expense increased from $2.6 million for the six months ended March 31, 2002 to $2.9 million for the six months ended March 31, 2003. The decrease was primarily a result of an increase in compensation and other expenses. Compensation expense increased due to salary and benefit increases, along with the cost associated with several new hires. Other expenses increased due to the cost of interest rate caps and floors.

Provision for Income Taxes

     Income tax decreased by $335,000 from $592,000 for the six months ended March 31, 2003. The decline was due to a decrease in the effective rate, due to the dividend exclusion on preferred stocks.

Liquidity and Capital Resources

     Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale and held for trading, represented 60.95% of assets at March 31, 2003.

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

     The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At March 31, 2003, the Bank was in compliance with all applicable capital requirements.

     The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                    To Be Well
                                                                                   Capitalized
                                                             Minimum                For Prompt
                                                           For Capital              Corrective
                                                             Adequacy                 Action
                                     Actual                  Purposes               Provisions
                              ---------------------      ------------------     -------------------
                              Ratio         Amount       Ratio      Amount       Ratio      Amount
                              -----        --------      -----     --------     ------     --------
                                                       (dollars in thousands)
March 31, 2003:
  Tangible capital            12.65%       $ 28,461      2.00%     $  4,499        N/A          N/A
  Core capital                12.65%       $ 28,461      4.00%     $  8,998      5.00%     $ 11,248
  Risk-based capital          19.94%       $ 28,898      8.00%     $ 11,596     10.00%     $ 14,494

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                        Three Months Ended March 31,      Three Months Ended March 31,
                                                    2003                              2002

                                       Average                Yield/     Average                Yield/
                                       Balance    Interest     Rate      Balance    Interest     Rate
                                      --------    --------    ------    --------    --------    ------
Interest earning assets:
     Loans receivable (1)             $ 58,915    $    989      6.71%   $ 66,593    $  1,314      7.89%
     Interest-bearing deposits (2)         305           4      5.25%        746           5      2.68%
     Investment securities (3)          83,151         454      2.18%     36,993         546      5.90%
     Mortgage-backed securities         44,514         733      6.59%    128,432       1,466      4.57%
     Federal funds sold                 11,713          34      1.16%        203          20      1.70%
     Other                                  --          77        --          --          59        --
                                      --------    --------    ------    --------    --------    ------
Total interest earning assets          198,598       2,291      4.61%    232,967       3,410      5.85%
Non-interest earning assets             21,452                            16,174
                                      --------                          --------
Total assets                          $220,050                          $249,141
                                      ========                          ========

Interest bearing liabilities:
Deposits:
     Passbook accounts                $ 18,421                          $ 16,167
     NOW and Money Market
        accounts                        31,999                            30,913
     Certificates of deposit           101,032                            99,805
                                      --------                          --------
           Total deposits              151,452         758      2.00%    146,885       1,033      2.81%
Federal Home Loan Bank
   advances                             35,000         509      5.82%     60,000         654      4.36%
Other borrowings                            --          --        --       6,912          --        --
                                      --------    --------    ------    --------    --------    ------
     Total interest bearing
        liabilities                    186,452       1,267      2.72%    213,797       1,687      3.16%
Non-interest bearing liabilities         4,140                             3,116
                                      --------                          --------
     Total liabilities                 190,592                           216,913
Total equity                            29,458                            32,228
                                      --------                          --------
     Total liabilities and equity     $220,050                          $249,141
                                      ========                          ========

Net interest spread (4)                           $  1,024      1.90%               $  1,723      2.69%
Net interest margin as a percentage
   of interest-earning assets (5)                               2.06%                             2.95%

----------

     (1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonaccrual loans.
     (2) Includes mortgage-backed securities available-for-sale and held-to-maturity.
     (3) Includes investment securities available-for-sale and held-to-maturity.
     (4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
     (5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                         Six Months Ended March 31,       Six Months Ended March 31,
                                                    2003                              2002
                                       Average                Yield/     Average                Yield/
                                       Balance    Interest     Rate      Balance    Interest     Rate
                                      --------    --------    ------    --------    --------    ------
Interest earning assets:
     Loans receivable (1)             $ 60,074    $  2,079     6.92%    $ 70,574    $  2,653      7.52%
     Interest-bearing deposits (2)       1,789           9     1.01%         793          11      2.77%
     Investment securities (3)          72,031       1,246     3.45%      40,552       1,219      6.01%
     Mortgage-backed securities         55,118       1,459     5.29%     122,753       2,766      4.51%
     Federal funds sold                 13,500          90     3.95%         782          63      1.75%
     Other                                  --         128       --        2,022         118     11.67%
                                      --------    --------    ------    --------    --------    ------
Total interest earning assets          202,512       5,011     4.94%     237,476       6,830      5.75%
Non-interest earning assets             18,823                            12,680
                                      --------                          --------
Total assets                          $221,335                          $250,156
                                      ========                          ========

Interest bearing liabilities:
Deposits:
     Passbook accounts                $ 18,110                          $ 15,556
     NOW and Money Market
        accounts                        31,970                            30,381
     Certificates of deposit           102,328                           102,085
                                      --------                          --------
          Total deposits               152,408       1,628     2.13%     148,022       2,356      3.18%
Federal Home Loan Bank
  advances                              35,000       1,015     5.82%      60,000       1,292      4.31%
Other borrowings                            --          --       --        4,398           3      0.18%
                                      --------    --------    ------    --------    --------    ------
     Total interest bearing
        liabilities                    187,408       2,643     2.82%     212,420       3,651      3.44%
Non-interest bearing liabilities         3,072                             5,204
                                      --------                          --------
     Total liabilities                 190,480                           217,624
Total equity                            30,855                            32,532
                                      --------                          --------
     Total liabilities and equity     $221,335                          $250,156
                                      ========                          ========

Net interest spread (4)                           $  2,368     2.12%                $  3,179      2.31%
Net interest margin as a percentage
  of interest-earning assets (5)                               2.33%                              2.67%

----------
     (1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonaccrual loans.
     (2) Includes mortgage-backed securities available-for-sale and held-to-maturity.
     (3) Includes investment securities available-for-sale and held-to-maturity.
     (4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
     (5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                           DutchFork Bancshares, Inc.
                      Analysis of Allowance for Loan Losses

                                                       Three Months Ended March 31,     Six Months Ended March 31,
                                                       ----------------------------     --------------------------
                                                            2003          2002              2003         2002
                                                          --------      --------          --------      --------
Allowance for loan losses, beginning of period            $318,054      $595,708          $424,322      $634,520

Charged-off loans:
     One- to four-family real estate
     Multi-family
     Commercial real estate
     Construction
     Land
     Commercial                                                                             41,222
     Consumer                                               14,676        23,487            95,781        62,690
                                                          --------      --------          --------      --------
         Total charged-off loans                            14,676        23,487           137,003        62,690
                                                          --------      --------          --------      --------

Recoveries on loans previously charged off:
     One- to four-family real estate
     Multi-family
     Commercial real estate
     Construction
     Land
     Commercial
     Consumer                                               12,910         3,179            28,969         3,570
                                                          --------      --------          --------      --------
         Total recoveries                                   12,910         3,179            28,969         3,570
                                                          --------      --------          --------      --------

Net loans charged-off                                        1,766        20,308           108,034        59,120
                                                          --------      --------          --------      --------

Provision for loan losses                                  140,000            --           140,000            --
                                                          --------      --------          --------      --------

Allowance for loan losses, end of period                  $456,288      $575,400          $456,288      $575,400
                                                          ========      ========          ========      ========

Net loans charged-off to average interest-earning
   loans                                                      0.00%         0.03%             0.18%         0.08%

Allowance for loan losses to total loans                      0.77%         0.87%             0.77%         0.87%

Allowance for loan losses to nonperforming loans
   and troubled debt restructurings                          43.60%        66.19%            43.60%        66.19%

Net loans charged-off to allowance for loan losses            0.38%         3.53%            23.77%        10.27%

Recoveries to charge-offs                                    87.36%        13.53%            21.14%         5.69%

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

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and the chief financial officer.

PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject.

Item 2. Changes in Securities

     NONE

Item 3. Defaults upon Senior Securities

     NONE

Item 4. Submission of Matters to a Vote of Security Holders

     On February 5, 2003, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Clifton D. Bodiford, CPA as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                                Number of Votes          Number of Votes
Election of Directors                 FOR                    WITHHELD
---------------------           ---------------          ---------------

J. Thomas Johnson                  1,033,307                  31,988
Dr. Robert W. Owen                 1,057,020                   8,275

     The Directors whose terms continued and the years their terms expire are as follows: Steve P. Sligh (2005) and Dr. Robert Livingston (2005) and Dr. James Wiseman (2004).

                               Number of Votes  Number of Votes  Number of Votes
                                     FOR            AGAINST          ABSTAIN
                               ---------------  ---------------  ---------------
2. Ratification of Clifton D.
   Bodiford, CPA as the
   Company's Independent
   Auditor                        1,059,725            -0-            5,570

Item 5. Other Information

     NONE

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          3.1  Certificate of incorporation of DutchFork Bancshares, Inc. (1)
          3.2  Bylaws of DutchFork Bancshares, Inc. (1)
          4.0  Specimen Stock Certificate of DutchFork Bancshares, Inc. (1)
          10.1 Newberry Federal Savings Bank Employment Agreement with J. Thomas Johnson (2)
          10.2 Newberry Federal Savings Bank Employment Agreement with Steve P. Sligh (2)
          10.3 DutchFork Bancshares, Inc. Employment Agreement with J. Thomas Johnson (2)
          10.4 DutchFork Bancshares, Inc. Employment Agreement with Steve P. Sligh (2)
          10.5 Newberry Federal Savings Bank Employee Severance Compensation Plan (2)
          10.6 Adoption Agreement for Employees' Savings & Profit Sharing Plan & Trust (1)
          10.7 DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)
          10.8 Newberry Federal Savings Bank Director Deferred Compensation Plan
               (4)
          99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

          NONE

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

     Date: May 14, 2003


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