Form 10KSB/A
period 2002-09-30
DUTCHFORK BANCSHARES INC
filed 2003-06-02
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

     Mortgage loans are charged off when it becomes evident that a loss will be incurred. Generally, commercial and consumer loans that are secured are charged off when they become 120 days past due and unsecured loans are charged off when they become 180 days past due.

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

     The Bank individually evaluates mortgage loans, consumer and commercial loans, in excess of $500,000 for impairment. In addition, concentrations of loans in excess of this amount to any one borrower are individually evaluated. Also, loans for less than this amount may be individually evaluated if significant delinquencies on a specific loan have occurred in the past. The allowance on these loans is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or in some cases, at the fair value of the collateral if the loan is collateral dependent. No such impaired loans were noted during fiscal years 2002 or 2001. Personal guarantees on commercial real estate loans are given consideration only in situations where the guarantor is sufficiently liquid and clearly able to honor the commitments.

     The Bank considers credit risk associated with its commitments to extend credit, but has not found it necessary to provide any allowance for such commitments primarily because limited loan demand results in nominal loan commitments. Additionally, commitments are typically extended for no more than 60 days. The Bank generally does not provide guarantees or letters of credit.

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

                    11.0 Statement Regarding Computation of Earnings Per Share
                         (Incorporated herein by reference to Part II, Item 7, "Financial Statements")

                    13.0 Annual Report to Stockholders

                    21.0 Subsidiary information is incorporated herein by
                         reference to Part I, Item 1, "Business-Subsidiary Activities."

                    23.0 Consent of Clifton D. Bodiford, CPA

                    99.0 Certifications filed pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

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

                                     DUTCHFORK BANCSHARES, INC.


Date:  June 2, 2003                  By:  /s/ J. Thomas Johnson
                                          -----------------------------------
                                          J. Thomas Johnson
                                          President, Chief Executive Officer and
                                          Chairman of the Board

                                 CERTIFICATIONS

     I, J. Thomas Johnson, President and Chief Executive Officer, of DutchFork Bancshares, Inc., certify that:

     (1) I have reviewed this annual report on Form 10-KSB/A of DutchFork Bancshares, Inc.;

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:      June 2, 2003                    /s/ J. Thomas Johnson
                                           -------------------------------------
                                           J. Thomas Johnson
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                 CERTIFICATIONS

     I, Steve P. Sligh, Executive Vice President, Chief Financial Officer and Treasurer of DutchFork Bancshares, Inc., certify that:

     (1) I have reviewed this annual report on Form 10-KSB/A of DutchFork Bancshares, Inc.;

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 2, 2003             /s/ Steve P. Sligh
                               -------------------------------------------------
                               Steve P. Sligh
                               Executive Vice President, Chief Financial Officer
                               and Treasurer
                               (principal financial and accounting officer)