Form 10QSB/A
period 2002-12-31
DUTCHFORK BANCSHARES INC
filed 2003-06-02
CIK 1107710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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
                         ===========      =========      ===========     ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                            Three Months Ended December 31,
                                                                 2002           2001
                                                             -----------    -----------
                                                             (unaudited)    (unaudited)
Operating Activities
Net income                                                   $   566,441    $   696,413
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                 79,230         87,613
     (Gain) loss on sales of investments and mortgage-
         backed securities                                      (406,693)      (551,734)
     Net (gain) loss on sales on loans                           (16,207)       (59,195)
     Increase (decrease) in deferred loan origination fees        (9,300)            --
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                     (21,493)      (264,863)
     Decrease (increase) in accrued interest receivable           38,221       (244,843)
     Decrease (increase) in prepaid and other assets          (5,097,852)      (495,089)
     Decrease (increase) in deferred tax asset                   278,391        141,814
     Increase (decrease) in accrued interest payable             133,956       (200,978)
     Increase (decrease) in accounts payable and accrued
         expenses                                                     --     (4,606,804)
     Increase (decrease) in other liabilities                   (144,850)         4,532
     Origination of loans held for sale                       (2,976,897)            --
     Proceeds from sale of loans held for sale                 2,604,825             --
                                                             -----------    -----------
Net cash provided (used) by operating activities              (4,555,710)    (5,493,134)
                                                             -----------    -----------

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

Comparison of Financial Condition at December 31, 2002 and September 30, 2002:

     Total assets increased by $4.7 million from $219.1 million at September 30, 2002 to $223.8 million at December 31, 2002. During the three months ended December 31, 2002, the market values of investments and mortgage-backed securities decreased by $1,129,250, and after the tax effect of $428,438, equity decreased by $700,812 from this decrease in market values. During the quarter ended December 31, 2002, the Bank experienced significant pay-downs on mortgage-backed securities due to the low interest rate environment, which caused early pay-offs of the underlying loans. The funds were reinvested in fixed and adjustable rate collateralized mortgage obligations, corporate obligations and other investments, including preferred stock, in order to improve interest rate spread. However, in this environment of decreasing rates, the Bank is subject to reinvestment risk to the extent that it is not able to reinvest such prepayments at rates which are comparable to the rates that the Bank previously earned on the prepaid securities. Other assets at December 31, 2002 include $5,218,000 of cash surrender value of Bank-owned life insurance on directors, officers and employees. During the quarter ended December 31, 2002, this amount increased by approximately $4,500,000 due to the purchase of additional single premium life insurance policies.

         Loans receivable at December 31 and September 30, 2002 were as follows:

                                                 December 31,     September 30,
                                                     2002             2001
                                                 -------------    -----------
       Commercial real estate                    $   8,173,549    $ 8,164,632
       Commercial - other                            7,631,205      8,475,251
       Real estate construction                      3,644,527      3,493,438
       Residential mortgage - 1-4 family            27,947,468     28,369,889
       Multi-family                                    862,597        879,028
       Consumer loans                               13,091,828     13,498,564
                                                 -------------     ----------
                                                    61,351,174     62,880,802
                                                 -------------     ----------

       Less:
         Allowance for losses                          318,054        424,322
         Loans in process                              981,470        745,270
         Deferred loan origination fees, net             4,689          5,514
                                                 -------------    -----------
                                                     1,304,213      1,175,106
                                                 -------------    -----------
       Loans receivable, net                      $ 60,046,961    $61,705,696
                                                 =============    ===========

     Non-accrual loans totaled $539,000 at December 31, 2002 compared to $771,000 at September 30, 2002. When a loan becomes 90 days past due, it is converted to non-accrual status. The Bank had no loans past due 90 days or more still accruing interest at December 31, 2002 and September 30, 2002. Loans receivable that were troubled debt restructurings totaled $366,000 at December 31, 2002 and $364,000 at September 30, 2002. Interest income that would have been recorded for the three months ended December 31, 2002, had nonaccruing loans been current according to their original terms amounted to approximately $14,741. The Bank included income on such loans of $6,757 in total interest income for the three months ended December 31, 2002. There are no loans which are not discussed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

Provision for Loan Losses

     There was no provision for loan losses for the three months ended December 31, 2002 or 2001. The allowance was carefully evaluated and determined to be adequate at its current level in relation to the current size, mix and quality of the portfolio. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. The changes in concentration of loans between September 30, 2002 and December 31, 2002 were relatively insignificant, though the overall portfolio did decline by approximately $1,659,000. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.


     The following table presents an analysis of the Bank's allowance for loan losses.


                                                         Three Months Ended December 31,
                                                       ---------------------------------
                                                               2002           2001
                                                             ---------      --------
                                                            (Dollars in thousands)
                                                              -------------------

Allowance for loan losses, beginning of year.........         $424,322      $634,518
Charged-off loans:
   One- to four-family real estate...................                -             -
   Multi-family......................................                -             -
   Commercial real estate............................                -             -
   Construction......................................                -             -
   Land..............................................                -             -
   Commercial........................................           41,222             -
   Consumer..........................................           81,105        39,203
                                                             ---------      --------
      Total charged-off loans........................         $122,327      $ 39,203
                                                              ========      ========
Recoveries on loans previously charged off:
   One- to four-family real estate...................                -             -
   Multi-family......................................                -             -
   Commercial real estate............................                -             -
   Construction......................................                -             -
   Land..............................................                -             -
   Commercial........................................                -             -
   Consumer..........................................           16,059           391
                                                             ---------      --------
      Total recoveries...............................           16,059           391
Net loans charged-off................................          106,268        38,812
Provision for loan losses............................               -             -
                                                             ---------      --------
Allowance for loan losses, end of period.............         $318,054      $595,708
                                                              ========      ========

Net loans charged-off to average interest-earning loans           0.20%         0.05%
Allowance for loan losses to total loans.............             0.51%         0.81%
Allowance for loan losses to nonperforming
   loans and troubled debt restructurings............            42.75%       726.47%
Net loans charged-off to allowance for loan losses...            33.41%         6.51%
Recoveries to charge-offs............................            13.13%         0.99%


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

            99.0 Certifications filed pursant to Section 906 of the Sarbanes-Oxley Act of 2002

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

       DUTCHFORK BANCSHARES, INC.
       --------------------------
              (Registrant)


         Date: June 2, 2003               By: /s/ J. Thomas Johnson
                                          -------------------------------------
                                          J. Thomas Johnson
                                          President and Chief Executive Officer


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

      (1) I have reviewed this quarterly report on Form 10-QSB/A of DutchFork Bancshares, Inc.;

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

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

      (1) I have reviewed this quarterly report on Form 10-QSB/A of DutchFork Bancshares, Inc.;

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

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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