Form 10-Q
period 2003-06-30
DUTCHFORK BANCSHARES INC
filed 2003-08-14
CIK 1107710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

      |_| Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to

                           Commission File No. 0-30483

                           DUTCHFORK BANCSHARES, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

        Delaware                              57-1094236
        State or Other Jurisdication of       I.R.S. Employer Identification No.
        Incorporation or Organization

                1735 Wilson Road, Newberry, South Carolina 29108
                    (Address of Principal Executive Offices)

                                 (803) 321-3200
                           (Issuer's Telephone Number)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      1,133,341 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 31, 2003.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets at June 30, 2003 and September 30, 2002 (unaudited)

Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 2003 and 2002 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months and Nine Months Ended June 30, 2003 and 2002 (unaudited)

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2003 (unaudited)

Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended June 30, 2003 and 2002 (unaudited)

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

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                        June 30,          September 30,
                                                          2003                2002
                                                      ------------        ------------
                                                       (unaudited)         (unaudited)
Assets
Cash and cash equivalents                             $ 18,095,364        $ 21,130,629
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $86,981,842 and
           $61,497,869 at June 30, 2003 and
           September 30, 2002, respectively)            87,069,077          62,209,846
         Mortgage-backed securities (cost of
           $39,083,622 and $65,015,723 at
           June 30, 2003 and September 30,
           2002, respectively)                          35,475,925          64,627,627
     Held-to-maturity:
         Investments (fair value of $50,000 at
           June 30, 2003 and September 30,
           2002, respectively)                              50,000              50,000
         Mortgage-backed securities (fair
           value of $1,562,085 and $2,879,938
           at June 30, 2003 and September 30,
           2002 respectively)                            1,532,040           2,835,439
Loans receivable                                        59,013,822          61,705,696
Repossessed assets                                           4,422                  --
Premises, furniture and equipment, net                   3,595,336           3,786,005
Accrued interest receivable:
     Loans and mortgage-backed securities                  359,186             371,221
     Investments and other property                        630,175             489,164
Prepaid assets                                             756,206             574,318
Prepaid income taxes and taxes receivable                  620,994                  --
Deferred tax asset                                         580,152             580,152
Other                                                    5,339,664             731,992
                                                      ------------        ------------
Total assets                                          $213,122,363        $219,092,089
                                                      ============        ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                June 30,            September 30,
                                                                  2003                   2002
                                                              -------------         -------------
                                                               (unaudited)           (unaudited)
Liabilities and stockholders' equity
Liabilities:
     Deposit accounts                                         $ 145,835,116         $ 149,290,222
     Federal Home Loan Bank advances                             35,000,000            35,000,000
     Advances from borrowers for taxes
        and insurance                                                48,502                58,955
     Accrued income taxes payable                                    81,052               174,707
     Accrued expenses                                               637,641               665,935
     Accrued interest payable                                       166,860               381,900
     Other                                                           49,550                43,001
                                                              -------------         -------------
Total liabilities                                               181,818,721           185,614,720
                                                              -------------         -------------

Commitments and contingencies                                            --                    --
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                          --                    --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 990,384 and
        1,071,862 issued and outstanding at June 30,
        2003 and September 30, 2002, respectively                    15,605                15,605
     Additional paid-in capital                                  14,934,115            14,785,443
     Retained earnings, substantially restricted                 30,576,006            28,065,262
     Accumulated other comprehensive income (loss)               (1,942,481)              193,388
     Treasury stock (427,209 and 331,377 shares at
        June 30, 2003 and September 30, 2002,
        respectively)                                           (10,354,604)           (7,468,233)
     Unearned 2001 Stock-Based Incentive Plan shares
        (43,073 and 51,187 shares at June 30, 2003 and
        September 30, 2002, respectively)                          (809,608)             (962,070)
     Unearned employee stock ownership plan shares               (1,115,391)           (1,152,026)
                                                              -------------         -------------
Total stockholders' equity                                       31,303,642            33,477,369
                                                              -------------         -------------
Total liabilities and stockholders' equity                    $ 213,122,363         $ 219,092,089
                                                              =============         =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income

                                                       Three Months Ended                   Nine Months Ended
                                                             June 30,                           June 30,
                                                      2003              2002             2003               2002
                                                   ----------        ----------        ----------        ----------
                                                  (unaudited)       (unaudited)       (unaudited)        (unaudited)
Interest income:
     Loans receivable                              $  977,808        $1,163,910        $3,057,290        $3,816,834
     Investments                                    1,067,875           336,045         2,404,248         1,555,453
     Mortgage-backed and related securities           848,947         1,634,469         2,307,459         4,400,394
     Other interest-earning assets                     91,474             7,247           228,341           199,590
                                                   ----------        ----------        ----------        ----------
         Total interest income                      2,986,104         3,141,671         7,997,338         9,972,271
                                                   ----------        ----------        ----------        ----------

Interest expense:
     Interest expense on deposit accounts             631,712           943,779         2,259,709         3,299,309
     Federal Home Loan Bank advances                  501,750           619,041         1,516,715         1,911,161
     Other borrowings                                      83            17,534               167            21,195
                                                   ----------        ----------        ----------        ----------
     Total interest expense                         1,133,545         1,580,354         3,776,591         5,231,665
                                                   ----------        ----------        ----------        ----------

Net interest income                                 1,852,559         1,561,317         4,220,747         4,740,606
     Provision for loan losses                         30,000                --           170,000                --
                                                   ----------        ----------        ----------        ----------
     Net interest income after
        provision for loan losses                   1,822,559         1,561,317         4,050,747         4,740,606
                                                   ----------        ----------        ----------        ----------

Noninterest income:
     Loan servicing fees                                  746             1,288             3,504             5,045
     Bank service charges                             142,121           137,010           417,758           398,657
     Gain on sales of securities                      458,545           390,964         2,312,374         1,022,573
     Other                                            113,555            74,906           321,100           315,509
                                                   ----------        ----------        ----------        ----------
         Total noninterest income                     714,967           604,168         3,054,736         1,741,784
                                                   ----------        ----------        ----------        ----------

Noninterest expense:
     Salaries and employee benefits                   624,594           652,125         2,243,363         2,084,159
     Occupancy and equipment                          149,518           148,984           441,239           419,273
     Marketing                                         25,052            31,438            77,241            91,696
     Other                                            393,706           365,748         1,289,681         1,198,277
                                                   ----------        ----------        ----------        ----------
         Total noninterest expense                  1,192,870         1,198,295         4,051,524         3,793,405
                                                   ----------        ----------        ----------        ----------

Income before income taxes                          1,344,746           967,190         3,053,959         2,688,985
Income taxes                                          286,024           348,939           543,215           941,103
                                                   ----------        ----------        ----------        ----------
Net income                                         $1,058,722        $  618,251        $2,510,744        $1,747,882
                                                   ==========        ==========        ==========        ==========

Net income per share (basic)                       $     1.07        $      .54        $     2.43        $     1.53
                                                   ==========        ==========        ==========        ==========

Net income per share (diluted)                     $     1.01        $      .52        $     2.30        $     1.48
                                                   ==========        ==========        ==========        ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations

                                                           Three Months Ended                   Nine Months Ended
                                                                 June 30,                            June 30,
                                                          2003              2002              2003                2002
                                                      -----------         --------        -----------         -----------
                                                      (unaudited)        (unaudited)      (unaudited)         (unaudited)
Net income                                            $ 1,058,722         $618,251        $ 2,510,744         $ 1,747,882

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) arising during
        the period, net of tax effect of
        $755,712, $(137,851), $1,305,750 and
        $323,432 for the three months ended
        June 30, 2003 and 2002, and the nine
        months ended June 30, 2003 and 2002,
        respectively                                   (1,236,148)         131,986         (2,135,869)           (743,433)
                                                      -----------         --------        -----------         -----------

Comprehensive income (loss)                           $  (177,426)        $750,237        $   374,875         $ 1,004,449
                                                      ===========         ========        ===========         ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                      Accumulated
                                                         Additional                      Other
                             Number of      Common         Paid-in        Retained    Comprehensive    Treasury         Incentive
                               Shares        Stock         Capital        Earnings    Income (Loss)      Stock            Plan
                             ----------   ----------    ------------    ------------  -------------   ------------     -----------
                                                                                       (unaudited)
Balance at September
   30, 2002                   1,177,986    $  15,605    $ 14,785,443    $ 28,065,262   $   193,388    $ (7,468,233)   $   (962,070)
Net income                                                                 2,510,744
Release of 6,240 ESOP
   shares                                                    148,672
Release of Incentive
   Plan shares                    8,114                                                                                    152,462
Purchase of treasury
   stock                        (95,832)                                                                (2,886,371)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $1,305,750)                                                                       (2,135,869)
                             ----------   ----------    ------------    ------------   -----------    ------------     -----------
Balance at June
   31, 2003                   1,090,268   $   15,605    $ 14,934,115    $ 30,576,006   $(1,942,481)   $(10,354,604)    $  (809,608)
                             ==========   ==========    ============    ============   ===========    ============     ===========

                                                Stockholders'
                                ESOP Loan          equity
                               ------------     ------------
                                                (unuaudited)
Balance at September
   30, 2002                    $ (1,152,026)    $ 33,477,369
Net income                                         2,510,744
Release of 6,240 ESOP
   shares                            36,635          185,307
Release of Incentive
   Plan shares                                       152,462
Purchase of treasury
   stock                                          (2,886,371)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $1,305,750)                                 (2,135,869)
                               ------------     ------------
Balance at June
   31, 2003                    $ (1,115,391)    $ 31,303,642
                               ============     ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                      Nine Months Ended June 30,
                                                                      2003                 2002
                                                                  ------------         -----------
                                                                   (unaudited)         (unaudited)
Operating Activities
Net income                                                        $  2,510,744         $ 1,747,882
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                      234,401             214,694
     Provision for losses                                                   --                  --
     (Gain) loss on sales of investments and mortgage-
         backed securities                                          (2,312,374)         (1,022,573)
     Net (gain) loss on sales on loans                                 (67,848)            (43,101)
     Increase (decrease) in deferred loan origination fees             (20,202)             (1,100)
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                           360,724            (164,138)
     Decrease (increase) in accrued interest receivable               (128,976)            (45,505)
     Decrease (increase) in prepaid and other assets                (5,410,552)           (146,930)
     Decrease (increase) in deferred tax asset                         550,040             370,531
     Origination of loans held for sale                             (9,108,430)                 --
     Proceeds from sales of trading securities                      10,000,000                  --
     Purchases of trading securities                               (10,000,000)                 --
     Increase (decrease) in accrued interest payable                  (215,040)           (488,936)
     Increase (decrease) in accounts payable and accrued
         expenses                                                           --          (4,615,863)
     Increase (decrease) in other liabilities                          629,709          (2,122,114)
                                                                  ------------         -----------
Net cash provided (used) by operating activities                   (12,977,804)         (6,317,153)
                                                                  ------------         -----------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                                 Nine Months Ended June 30,
                                                                2003                   2002
                                                            -------------         -------------
                                                             (unaudited)            (unaudited)
Investing Activities
Principal payments on mortgage-backed securities               48,516,374            37,279,529
Loan proceeds                                                          --                    --
Purchases of available-for-sale securities                   (210,618,909)         (144,087,026)
Proceeds from investment maturities                            24,000,000                    --
Proceeds from sales of available-for-sale securities          142,219,035           111,295,032
Net (increase) decrease in loans receivable                     2,920,636             6,054,368
Proceeds from sales of loans                                    8,933,296             3,534,889
Purchases of premises, furniture and equipment                    (43,732)              (99,183)
                                                            -------------         -------------
Net cash provided (used) by investing activities               (8,073,300)           13,977,609
                                                            -------------         -------------

Financing Activities
Net increase (decrease) in deposit accounts                    (3,455,106)              512,626
Proceeds from other borrowings                                         --            42,522,000
Repayments of other borrowings                                         --           (42,522,000)
Release of ESOP shares                                                 --               107,399
Repayment of ESOP loan                                             36,635               112,749
Purchase of treasury stock                                     (2,737,699)           (2,275,495)
Unallocated incentive plan                                        152,462               184,675
Increase (decrease) in advances from borrowers for
   taxes and insurance                                            (10,453)              (25,930)
                                                            -------------         -------------
Net cash provided (used) by financing activities               (6,014,161)           (1,383,976)
                                                            -------------         -------------
Net increase (decrease) in cash and cash equivalents           (3,035,265)            6,276,480
Cash and cash equivalents at beginning of year                 21,130,629             5,065,459
                                                            -------------         -------------
Cash and cash equivalents at end of year                    $  18,095,364         $  11,341,939
                                                            =============         =============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
      Interest                                              $   6,322,261         $   5,825,641
      Taxes                                                 $     620,994         $   4,122,663

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                  June 30, 2003

Note 1 - Organization

      DutchFork Bancshares was incorporated under the laws of Delaware in February 2000 for the purpose of serving as the holding company of Newberry Federal Savings Bank ("Newberry Federal" or the "Bank") as part of the Bank's conversion from the mutual to stock form of organization. The conversion, completed on July 5, 2000, resulted in the Company issuing an aggregate of 1,560,550 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, the Company had not engaged in any material operations and had no assets or income. The Company is a savings and loan holding company and subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission.

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

Note 3 - Earnings Per Share

      The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                               Three Months Ended                  Nine Months Ended
                                                    June 30,                            June 30,
                                          ----------------------------        ----------------------------
                                             2003              2002              2003              2002
                                          ----------        ----------        ----------        ----------
Basic EPS computation:
   Numerator                              $1,058,722        $  618,251        $2,510,744        $1,747,882

Denominator                                  993,815         1,136,192         1,034,414         1,140,267
                                          ----------        ----------        ----------        ----------

Basic EPS                                 $     1.07        $     0.54        $     2.43        $     1.53
                                          ==========        ==========        ==========        ==========

Diluted EPS computation:
   Numerator                              $1,058,722        $  618,251        $2,510,744        $1,747,882

Denominator:
   Common shares outstanding                 993,815         1,136,192         1,034,414         1,140,267
Dilutive securities:
   Stock options - treasury stock
      method                                  47,858            39,153            43,842            30,346
   Incentive plan - treasury stock
      method                                  11,487            11,634            12,347            10,652
                                          ----------        ----------        ----------        ----------
                                           1,053,160         1,186,979         1,090,063         1,181,265
                                          ----------        ----------        ----------        ----------
Diluted EPS                               $     1.01        $     0.52        $     2.30        $     1.48
                                          ==========        ==========        ==========        ==========

      The average market price used in calculating the assumed number of shares issued for the three months and nine months ended June 30, 2003 was $31.12 and $28.95 per share, respectively.

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

Comparison of Financial Condition at June 30, 2003 and September 30, 2002:

      Total assets decreased by $6.0 million from $219.1 million at September 30, 2002 to $213.1 million at June 30, 2003. During the nine months ended June 30, 2003, the Bank experienced significant pay-downs on mortgage-backed securities due to the low interest rate environment, which caused early pay-offs of the underlying loans. The funds were reinvested in fixed and adjustable rate collateralized mortgage obligations, corporate obligations and other investments, including preferred stock, in order to improve interest rate spread. However, in this environment of decreasing rates, the Bank is subject to reinvestment risk to the extent that it is not able to reinvest such prepayments at rates which are comparable to the rates that the Bank previously earned on the prepaid securities.

      At June 30, 2003, the Bank did not have any investments held for trading. Depending on market volatility and the elements of supply and demand certain investments are purchased with the expressed intent of selling them prior to their stated maturity and are placed in a trading account. Prevailing market conditions and risk exposure determine when this procedure is followed.

Comparison of Financial Condition at June 30, 2003 and September 30, 2002 (continued):

      Loans receivable at June 30, 2003 and September 30, 2002 were as follows:

                                                  June 30,        September 30,
                                                    2003               2002
                                                -----------        -----------
Commercial real estate                          $ 1,219,262        $ 8,164,632
Commercial - other                               12,599,763          8,475,251
Real estate construction                            575,773          3,493,438
Residential mortgage - 1-4 family                26,999,046         28,369,889
Multi-family                                        829,431            879,028
Consumer loans                                   12,325,493         13,498,564
                                                -----------        -----------
                                                 60,548,768         62,880,802
                                                -----------        -----------

Less:
     Allowance for loan losses                      393,817            424,322
     Loans in process                             1,139,000            745,270
     Deferred loan origination fees, net              2,129              5,514
                                                -----------        -----------
                                                  1,534,946          1,175,106
                                                -----------        -----------
Loans receivable, net                           $59,013,822        $61,705,696
                                                ===========        ===========

      Loans receivable declined by $2,692,000 during the nine months ended June 30, 2003 due to loan pay-offs largely due to the declining interest rate environment.

      Non-accrual loans totaled $726,000 at June 30, 2003 compared to $771,000 at September 30, 2002. When a loan becomes 90 days past due, it is converted to non-accrual status. The Bank had no loans past due 90 days or more still accruing interest at June 30, 2003 and September 30, 2002. Loans receivable that were troubled debt restructurings totaled $180,000 at June 30, 2003 and $364,000 at September 30, 2002. Interest income that would have been recorded for the nine months ended June 30, 2003, had nonaccruing loans been current according to their original terms, amounted to approximately $73,000. The Bank included income on such loans of $19,000 in total interest income for the nine months ended June 30, 2003. There are no loans which are not discussed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Other assets at June 30, 2003 include $5,330,000 of cash surrender value of Bank-owned life insurance on directors, officers and employees. During the nine months ended June 30, 2003, this amount increased approximately $4,500,000 due to the purchase of additional single premium life insurance policies.

Comparison of Financial Condition at June 30, 2003 and September 30, 2002 (continued):

      At June 30, 2003, total equity was $31.3 million, after a $1,900,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2002 of $33.5 million, including a $193,000 unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. During the nine months ended June 30, 2003, the market values of investments and mortgage-backed securities decreased by $3,400,000, and after the tax effect of $1,300,000, equity decreased by $2,100,000 from this decrease in market values.

      Due to the size of the Bank's investment portfolio, extreme volatility in the rate environment requires extensive restructuring when call options by issuers are exercised and prepayments reach new highs. These two occurrences heavily impact cash flows and reinvestment opportunities. In an attempt to manage current and future interest rate spreads, investments must be restructured when rate changes occur in rapid and possibly sustained periods. It is essential to control liquidity while preserving investment value. The restructuring undertaken has resulted in positive income gains for the quarter. This, however, complicates the prediction of future income capabilities due to the low rates of return afforded from investment opportunities.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002:

Net Income

      Net income for the three months ended June 30, 2003 increased by $440,000 to $1,059,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $261,000, and non-interest income increased by $111,000. The increase in non-interest income was primarily due to a $68,000 increase in gains on the sale of securities.

Net Interest Income

      Net interest income increased from $1.6 million for the three months ended June 30, 2002 to $1.9 million for the same period in 2003. This was a result of a $447,000 decrease in total interest expense which was only partially offset by a $156,000 increase in total interest income.

      Total interest income declined due to a $28.8 million decline in average interest earning assets, partially offset by a 0.48% increase in average yield. The increase in the yield on investment securities from 5.49% for the three months ended June 30, 2002 to 5.97% for the three months ended June 30, 2003 was primarily due to an increased yield on mortgage-backed securities.

      Total interest expense decreased due to a $23.8 million decline in average interest-bearing liabilities, along with a 0.58% decline in the average interest rate paid.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002 (continued):

Provision for Loan Losses

      The provision for loan losses for the three months ended June 30, 2003 and 2002 was $30,000 compared to $0 for the same period 2002. The increase was deemed appropriate due to the 25% increase in commercial loans, which generally involve a higher degree of risk than loans secured by real estate. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. The changes in concentration of loans between March 31, 2003 and June 30, 2003 were relatively insignificant. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

      The table on page 22 presents an analysis on the Bank's allowance for loan losses.

Non-Interest Income

      Non-interest income increased by $111,000, primarily as a result of an increase of $68,000 in gains on the sale of securities.

Non-Interest Expense

      Non-interest expense remained relatively constant and the total increased by $5,000.

Provision for Income Taxes

      Income tax decreased by $62,000, even though income before tax increased, due to the dividend exclusion on preferred stocks that are now a part of the Bank's investment portfolio.

Comparison of Operating Results for the Nine Months Ended June 30, 2003 and June 30, 2002:

Net Income

      Net income for the nine months ended June 30, 2003 increased by $763,000 to $2.5 million when compared to the same period for the prior year. Net interest income, after the provision for loan losses, decreased by $690,000, and non-interest income increased by $1.3 million. The increase in non-interest income was primarily due to a $1.3 million increase in gains on the sale of securities during the period ended June 30, 2003.

Comparison of Operating Results for the Nine Months Ended June 30, 2003 and June 30, 2002 (continued):

Net Interest Income

      Net interest income decreased from $4.7 million for the nine months ended June 30, 2002 to $4.2 million for the same period in 2003. This was the result of a $1,975,000 decrease in total interest income which was only partially offset by a $1,455,000 decrease in total interest expense.

      Total interest income declined due to a $32.9 million decline in average interest earning assets and a 0.38% decline in the average yield. The decline in the yield on investment securities from 4.95% for the nine months ended June 30, 2002 to 3.89% for the nine months ended June 30, 2003 was partially offset by the tax benefit received on preferred stock dividends that is reflected in a lower effective tax rate.

      Total interest expense decreased due to a $24.6 million decline in average interest-bearing liabilities, along with a 0.61% decline in the average interest interest rate paid.

Provision for Loan Losses

      The provision for loan losses for the nine months ended June 30, 2003 was $170,000, compared to $0 for the same period in 2002. The increase in the provision was deemed appropriate due to the increase in commercial loans which generally have a higher risk than loans secured by real estate. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

      Non-interest income increased by $1.3 million, primarily as a result of a $1.3 million increase in gains on the sale of securities. Securities were sold as part of a restructuring plan designed to protect the Bank from potential volatility due to the Mideast war.

Comparison of Operating Results for the Nine Months Ended June 30, 2003 and June 30, 2002 (continued):

Non-Interest Expense

      Non-interest expense increased from $3.8 million for the nine months ended June 30, 2002 to $4.1 million for the nine months ended June 30, 2003. The decrease was primarily a result of an increase in compensation and other expenses. Compensation expense increased due to salary and benefit increases, along with the cost associated with several new hires. Other expenses increased due to the cost of interest rate caps and floors.

Provision for Income Taxes

      Income tax decreased by $398,000 from $941,000 for the nine months ended June 30, 2003. The decline was due to a decrease in the effective rate, due to the dividend exclusion on preferred stocks.

      Liquidity and Capital Resources

      Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale, represented 66.0% of assets at June 30, 2003.

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

      The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At June 30, 2003, the Bank was in compliance with all applicable capital requirements.

      The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                 To Be Well
                                                                                                Capitalized
                                                                           Minimum               For Prompt
                                                                         For Capital             Corrective
                                                                          Adequacy                 Action
                                                  Actual                  Purposes               Provisions
                                            -------------------       -----------------      ------------------
                                            Ratio        Amount       Ratio      Amount      Ratio       Amount
                                            -----        ------       -----      ------      -----       ------
                                                                   (dollars in thousands)
June 30, 2003:
  Tangible capital                         13.70%       $ 29,542      2.00%     $  4,313        N/A          N/A
  Core capital                             13.70%       $ 29,542      4.00%     $  8,626      5.00%     $ 10,782
  Risk-based capital                       19.92%       $ 29,923      8.00%     $ 12,015     10.00%     $ 15,019

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                            Three Months Ended June 30,          Three Months Ended June 30,
                                                      2003                                  2002
                                         Average                 Yield/        Average                   Yield/
                                         Balance    Interest      Rate         Balance    Interest        Rate
                                         -------    --------      ----         -------    --------        ----
Interest earning assets:
     Loans receivable (1)              $   59,266   $    978        6.60%     $   64,579  $   1,164        7.21%
     Interest-bearing deposits (2)            376          8        8.51%            831          7        3.37%
     Investment securities (3)             91,344      1,043        4.57%         37,693        330        3.50%
     Mortgage-backed securities            39,899        848        8.50%        118,642      1,634        5.51%
     Federal funds sold                     9,058         25        1.10%          6,989          6        0.34%
     Other                                     --         84          --              --         --          --
                                       ----------   --------    --------      ----------  ---------     -------
Total interest earning assets             199,943      2,986        5.97%        228,734      3,141        5.49%
Non-interest earning assets                15,703                                 12,208
                                       ----------                             ----------
Total assets                           $  215,646                             $  240,942
                                       ==========                             ==========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   19,259                             $   16,963
     NOW and Money Market
        accounts                           33,085                                 32,025
     Certificates of deposit               96,228                                 98,406
                                       ----------                             ----------
         Total deposits                   148,572        632        1.70%        147,394        943        2.56%
Federal Home Loan Bank
   advances                                35,000        501        5.73%         60,000        619        4.13%
Other borrowings                               --         --          --              --         17          --
                                       ----------   --------    --------      ----------  ---------     -------
     Total interest bearing
        liabilities                       183,572      1,133        2.47%        207,394      1,579        3.05%
Non-interest bearing liabilities            6,207                                  2,054
                                       ----------                             ----------
     Total liabilities                    189,779                                209,448
Total equity                               25,867                                 31,494
                                       ----------                             ----------
     Total liabilities and equity      $  215,646                             $  240,942
                                       ==========                             ==========

Net interest spread (4)                             $  1,853        3.50%                 $   1,562        2.45%
Net interest margin as a percentage
   of interest-earning assets (5)                                   3.71%                                  2.73%

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

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                            Nine Months Ended June 30,            Nine Months Ended June 30,
                                                      2003                                  2002
                                         Average                  Yield/        Average                  Yield/
                                         Balance    Interest       Rate         Balance    Interest       Rate
                                         -------    --------       ----         -------    --------       ----
Interest earning assets:
     Loans receivable (1)              $   59,805   $  3,057        6.82%     $   68,576  $   3,817        7.42%
     Interest-bearing deposits (2)          1,318         17        1.72%            806         18        2.98%
     Investment securities (3)             78,468      2,289        3.89%         39,599      1,470        4.95%
     Mortgage-backed securities            50,045      2,307        6.15%        121,383      4,400        4.83%
     Federal funds sold                    12,019        115        1.28%          2,851         82        3.83%
     Other                                     --        212          --           1,348        185       18.30%
                                       ----------   --------    --------      ----------  ---------     -------
Total interest earning assets             201,655      7,997        5.29%        234,563      9,972        5.67%
Non-interest earning assets                17,783                                 12,522
                                       ----------                             ----------
Total assets                           $  219,438                             $  247,085
                                       ==========                             ==========

Interest bearing liabilities:
Deposits:
     Passbook accounts                 $   18,493                             $   16,025
     NOW and Money Market
        accounts                           32,342                                 30,929
     Certificates of deposit              100,294                                100,858
                                       ----------                             ----------
         Total deposits                   151,129      2,260        1.99%        147,812      3,299        2.98%
Federal Home Loan Bank
   advances                                35,000      1,516        5.78%         60,000      1,911        4.25%
Other borrowings                               --         --          --           2,932         21        0.95%
                                       ----------   --------    --------      ----------  ---------     -------
     Total interest bearing
        liabilities                       186,129      3,776        2.70%        210,744      5,231        3.31%
Non-interest bearing liabilities            4,117                                  4,154
                                       ----------                             ----------
     Total liabilities                    190,246                                214,898
Total equity                               29,192                                 32,187
                                       ----------                             ----------
     Total liabilities and equity      $  219,438                             $  247,085
                                       ==========                             ==========

Net interest spread (4)                             $  4,221        2.58%                 $   4,741        2.36%
Net interest margin as a percentage
   of interest-earning assets (5)                                   2.79%                                  2.69%

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were effective.

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

            10.6 Adoption Agreement for Employees' Savings & Profit Sharing Plan & Trust (1)

            10.7  DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)

            10.8 Newberry Federal Savings Bank Director Deferred Compensation Plan (4)

            99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            31.1 Rule 13a-14(a)/15d-14(a) Certification (President and Chief Executive Officer)

            31.2  Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)

            32.0  Section 1350 Certifications

      (b)   Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on May 14, 2003 announcing its financial results for the quarter ended March 31, 2003. The press release was included as an exhibit to the Form 8-K.

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

      Date: August 13, 2003


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