Form 10KSB
period 2003-09-30
DUTCHFORK BANCSHARES INC
filed 2003-12-30
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended September 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Issuer's telephone number: (803) 321-3200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's gross revenues for the fiscal year ended September 30, 2003 were $15,548,560.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $40,741,654 based upon the average of the bid and asked price ($41.11 per share) as quoted on the Nasdaq SmallCap Market on December 19, 2003. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

      The number of shares outstanding of the registrant's common stock as of December 15, 2003 was 1,127,841.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the 2003 Annual Report to Stockholders and of the Proxy Statement
  for the 2004 Annual Meeting of Stockholders are incorporated by reference in
              Parts II and III, respectively, of this Form 10-KSB

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                                     Part I

                                                                           Page

Item 1.  Description of Business..............................................3
Item 2.  Description of Property.............................................31
Item 3.  Legal Proceedings...................................................31
Item 4.  Submission of Matters to a Vote of Securities Holders...............31

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters............32
Item 6.  Management's Discussion and Analysis or Plan of Operation...........32
Item 7.  Financial Statements................................................32
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................32
Item 8A. Controls and Procedures.............................................32

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.............32
Item 10. Executive Compensation..............................................33
Item 11. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters....................33
Item 12. Certain Relationships and Related Transactions......................33
Item 13. Exhibits and Reports on Form 8-K....................................33

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

                                                                          At September 30,
                                           -------------------------------------------------------------------------------
                                                    2003                        2002                        2001
                                           -----------------------     -----------------------     -----------------------
                                                           Percent                     Percent                     Percent
                                            Amount        of Total      Amount        of Total      Amount        of Total
                                           --------       --------     --------       --------     --------       --------
                                                                       (Dollars in thousands)
Real estate loans:
   One- to four-family ..................  $ 25,193          42.53%    $ 28,370          45.12%    $ 43,061          55.32%
   Commercial real estate (1) ...........    11,778          19.88        9,043          14.38        8,917          11.46
   Construction .........................       811           1.37        3,493           5.56        2,278           2.93
   Land .................................     1,710           2.89        1,570           2.50        1,607           2.06
                                           --------       --------     --------       --------     --------       --------
      Total real estate loans ...........    39,492          66.67       42,476          67.56       55,863          71.77
                                           --------       --------     --------       --------     --------       --------
Consumer loans:
   Second mortgage loans, home equity
      loans and lines of credit .........     5,671           9.57        5,134           8.16        4,354           5.59
   Automobile ...........................     2,413           4.07        3,114           4.95        4,209           5.41
   Other ................................     4,652           7.85        5,251           8.35        4,793           6.15
                                           --------       --------     --------       --------     --------       --------
      Total consumer loans ..............    12,736          21.49       13,499          21.46       13,356          17.15

Commercial loans ........................     7,009          11.84        6,905          10.98        8,622          11.08
                                           --------       --------     --------       --------     --------       --------
      Total loans .......................    59,237         100.00%      62,880         100.00%      77,841         100.00%
                                                          ========                    ========                    ========
Less:
   Deferred loan origination fees
      and discounts .....................        --                          (6)                        (19)
   Loans in process .....................      (465)                       (745)                     (4,100)
   Allowance for loan losses ............      (401)                       (424)                       (635)
                                           --------                    --------                    --------
                                           $ 58,371                    $ 61,705                    $ 73,098
                                           ========                    ========                    ========

                                                            At September 30,
                                           ---------------------------------------------------
                                                    2000                         1999
                                           -----------------------     -----------------------
                                                           Percent                     Percent
                                            Amount        of Total      Amount        of Total
                                           --------       --------     --------       --------
                                                          (Dollars in thousands)
Real estate loans:
   One- to four-family ..................  $ 52,439          63.35%    $ 48,984          63.79%
   Commercial real estate (1) ...........    12,548          15.15        9,794          12.75
   Construction .........................     1,302           1.57        1,695           2.21
   Land .................................     1,548           1.87        1,432           1.86
                                           --------       --------     --------       --------
      Total real estate loans ...........    67,837          81.94       61,905          80.61
                                           --------       --------     --------       --------
Consumer loans:
   Second mortgage loans, home equity
      loans and lines of credit .........     4,989           6.03        4,318           5.62
   Automobile ...........................     4,574           5.53        4,398           5.73
   Other ................................     4,563           5.51        4,278           5.57
                                           --------       --------     --------       --------
      Total consumer loans ..............    14,126          17.07       12,994          16.92

Commercial loans ........................       820           0.99        1,892           2.47
                                           --------       --------     --------       --------
      Total loans .......................    82,783         100.00%      76,791         100.00%
                                                          ========                    ========
Less:
   Deferred loan origination fees
      and discounts .....................      (104)                       (108)
   Loans in process .....................    (3,906)                     (1,175)
   Allowance for loan losses ............      (465)                       (184)
                                           --------                    --------
                                           $ 78,308                    $ 75,324
                                           ========                    ========

----------
(1)   Also includes an immaterial amount of multi-family loans.

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

      Maturity of Loan Portfolio. The following table presents certain information at September 30, 2003 regarding the dollar amount of loans maturing in Newberry Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances are before undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                                 At September 30, 2003
                                                 ---------------------------------------------------------------------------------
                                                              Multi-
                                                              Family
                                                 One- to        and
                                                 Four-       Commercial                                                      Total
                                                 Family     Real Estate   Construction    Land     Consumer    Commercial    Loans
                                                 ------     -----------   ------------    ----     --------    ----------    -----
                                                                                     (In thousands)
Amounts due in:
   One year or less ..........................   $   844      $    31          $811      $    8      $ 3,511      $2,544    $ 7,749
   More than one year to three years .........       744          516            --          78        4,031       1,939      7,308
   More than three years to four years .......       388          424            --         104        2,230         310      3,456
   More than four years to five years ........       961          488            --         434        2,223         379      4,485
   More than five years to 10 years ..........     3,901        6,986            --         996          697       1,837     14,417
   More than 10 years to 15 years ............     4,995        1,958            --          90           --          --      7,043
   More than 15 years ........................    13,360        1,375            --          --           44          --     14,779
                                                 -------      -------          ----      ------      -------      ------    -------
      Total amount due .......................   $25,193      $11,778          $811      $1,710      $12,736      $7,009    $59,237
                                                 =======      =======          ====      ======      =======      ======    =======

      The following table presents, the dollar amount of all loans due after September 30, 2004, which have fixed interest rates and floating or adjustable interest rates.

                                                                        Due After September 30, 2004
                                                                ------------------------------------------
                                                                 Fixed        Adjustable            Total
                                                                -------       ----------           -------
                                                                            (In thousands)
Real estate loans:
   One- to four-family ..................................       $ 3,978         $20,371            $24,349
   Multi-family .........................................           772              40                812
   Commercial ...........................................         1,414           9,521             10,935
   Construction .........................................            --              --                 --
   Land .................................................           393           1,309              1,702
                                                                -------         -------            -------
      Total real estate loans ...........................         6,557          31,241             37,798
Consumer loans ..........................................         3,606           5,619              9,225
Commercial loans ........................................           388           4,077              4,465
                                                                -------         -------            -------
      Total loans .......................................       $10,551         $40,937            $51,488
                                                                =======         =======            =======

      Loans to One Borrower. The maximum amount that Newberry Federal may lend to one borrower is limited by regulation. At September 30, 2003, Newberry Federal's regulatory limit on loans to one borrower was $4.9 million, which equaled 15% of its Tier 1 capital at that date. At that date, Newberry Federal's largest credit exposure to one borrower, including the borrower's related interests, totaled approximately $3.8 million and consisted of mostly commercial real estate loans. These loans were performing according to their original terms at September 30, 2003.

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

      Prior to 2001, when Newberry Federal sold residential mortgage loans, it generally retained the servicing rights. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure procedures. At September 30, 2003, Newberry Federal was servicing $958,000 of loans for others. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed after the loan is approved and the interest rate is accepted by the customer. This eliminates the risk to Newberry Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold. In 2001, Newberry Federal began selling residential mortgage loans with servicing released.

      The following table presents total loans originated, sold and repaid during the periods indicated.

                                                                                             Year Ended September 30,
                                                                                 --------------------------------------------------
                                                                                   2003                 2002                 2001
                                                                                 --------             --------             --------
                                                                                                   (In thousands)
Loans at beginning of period ........................................            $ 62,880             $ 77,841             $ 82,783
   Originations:
      Real estate:
         One- to four-family ........................................              17,157                4,076                6,777
         Multi-family ...............................................                  --                  880                   --
         Commercial .................................................                 840                  404                2,227
         Construction ...............................................                 811                  745                2,167
         Land .......................................................                 644                  873                  589
                                                                                 --------             --------             --------
            Total real estate loans .................................              19,452                6,978               11,760

      Consumer:
         Second mortgage loans, home equity loans
            and lines of credit .....................................               3,082                3,192                3,199
         Automobile .................................................                 898                1,144                2,214
         Education ..................................................                  --                    4                   15
         Other ......................................................               2,060                3,573                3,669
                                                                                 --------             --------             --------
            Total consumer loans ....................................               6,040                7,913                9,097

      Commercial ....................................................                 764                1,024                3,589
                                                                                 --------             --------             --------
            Total loans originated ..................................              26,256               15,915               24,446
                                                                                 --------             --------             --------

Loans purchased .....................................................                  --                   --                   --
Deduct:
      Principal loan repayments and prepayments .....................              17,437               23,105               16,718
      Loan sales ....................................................              12,462                7,771               12,670
      Transfers to real estate owned ................................                  --                   --                   --
                                                                                 --------             --------             --------
            Sub-total ...............................................              29,899               30,876               29,388
                                                                                 --------             --------             --------
Net loan activity ...................................................              (3,643)             (14,961)              (4,942)
                                                                                 --------             --------             --------
      Loans at end of period ........................................            $ 59,237             $ 62,880             $ 77,841
                                                                                 ========             ========             ========

      Loan Commitments. Newberry Federal issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At September 30, 2003, Newberry Federal had loan commitments and unadvanced loans and lines of credit totaling $23 million.

      Loan Fees. In addition to interest earned on loans, Newberry Federal receives income from fees on loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Newberry Federal charges loan origination fees for mortgage loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Newberry Federal amortized $5,000 of net deferred loan costs during the year ended September 30, 2003.

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

      The following table presents information with respect to Newberry Federal's nonperforming assets at the dates indicated.

                                                                                            At September 30,
                                                                     --------------------------------------------------------------
                                                                     2003           2002           2001          2000          1999
                                                                     ----          ------          ----          ----          ----
                                                                                          (Dollars in thousands)
Nonaccruing loans:
   One- to four-family real estate .........................         $425          $  516          $132          $111          $149
   Multi-family ............................................           --              --            --            --            --
   Commercial real estate ..................................            1              88            --            --            --
   Construction ............................................           --              --            --            --            --
   Land ....................................................            9               7            --            --            --
   Consumer ................................................          115             160            17            22            14
                                                                     ----          ------          ----          ----          ----
      Total ................................................          550             771           149           133           163
Real estate owned(1) .......................................           --              --            --            --            --
Other repossessed assets ...................................           --              --            --            22            14
                                                                     ----          ------          ----          ----          ----
      Total nonperforming assets(2) ........................          550             771           149           155           177

Troubled debt restructurings ...............................          173             364           310            30            66
                                                                     ----          ------          ----          ----          ----
Troubled debt restructurings and
  total nonperforming assets ...............................         $723          $1,135          $459          $185          $243
                                                                     ====          ======          ====          ====          ====
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans ...........         1.22%           1.81%         0.59%         0.20%         0.30%

Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets ..........         0.07%           0.52%         0.18%         0.08%         0.12%

----------
(1)   Real estate owned balances are shown net of related loss allowances.

(2) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and real estate owned.

      Interest income that would have been recorded for the year ended September 30, 2003, had nonaccruing loans been current according to their original terms amounted to approximately $13,000. Newberry Federal included income on such loans of $18,000 in total interest income for the year ended September 30, 2003.

      The following tables set forth the delinquencies in Newberry Federal's loan portfolio as of the dates indicated.

                                                                      At September 30,
                                        ----------------------------------------------------------------------------
                                                       2003                                     2002
                                        -------------------------------------   ------------------------------------
                                            60-89 Days       90 Days or More       60-89 Days       90 Days or More
                                        -----------------  ------------------   -----------------  -----------------
                                        Number  Principal  Number   Principal   Number  Principal  Number  Principal
                                         of      Balance     of    Balance of     of     Balance     of     Balance
                                        Loans   of Loans    Loans     Loans     Loans   of Loans   Loans     Loans
                                        ------  ---------  ------  ----------   ------  ---------  ------  ---------
                                                                    (Dollars in thousands)
Real estate loans:
   One- to four-family ..............     --     $  --        6       $270         1     $  29       23     $  814
   Multi-family .....................     --        --       --         --        --        --       --         --
   Commercial .......................     --        --        2         72        --        --        1         35
   Construction .....................     --        --       --         --        --        --       --         --
   Land .............................     --        --       --         --        --        --        1          7
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit      1         8        2        275        --        --        1         22
   Automobile .......................      4        10        6         36         2        26        8         68
   Other ............................      8        50       22         53        10        31       35        243
Commercial loans ....................      2       157        1        177         4        34        3         81
                                          --     -----       --       ----        --      ----       --     ------
      Total .........................     15     $ 225       39       $883        17     $ 120       72     $1,270
                                          ==     =====       ==       ====        ==     =====       ==     ======

Delinquent loans to total loans......             1.87%                                   0.19%               2.02%

                                                   At September 30,
                                        ------------------------------------------
                                                          2001
                                        ------------------------------------------
                                             60-89 Days          90 Days or More
                                        ------------------    --------------------
                                        Number   Principal     Number    Principal
                                          of      Balance        of       Balance
                                         Loans    of Loans     Loans     of Loans
                                        ------   ---------     ------    ---------
                                                (Dollars in thousands)
Real estate loans:
   One- to four-family ..............     --       $  --          5        $ 144
   Multi-family .....................     --          --         --           --
   Commercial .......................     --          --         --           --
   Construction .....................     --          --         --           --
   Land .............................     --          --         --           --
Consumer loans:
   Second mortgage loans, home
     equity loans and lines of credit     --          --         --           --
   Automobile .......................      2          20
   Other ............................      9          42         14           32
Commercial loans ....................      1          17          3          146
                                          --         ---         --        -----
      Total .........................     12       $  79         22        $ 322
                                          ==       =====         ==        =====

Delinquent loans to total loans......               0.10%                   0.41%

      Real Estate Owned and Other Repossessed Assets. Real estate that Newberry Federal acquires through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At September 30, 2003, Newberry Federal had no real estate owned.

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

      The following table sets forth classified assets at September 30, 2003.

                                          Loss                 Doubtful                Substandard             Special Mention
                                  -------------------    ---------------------    ----------------------    ---------------------
                                  Principal   Number     Principal     Number     Principal      Number     Principal     Number
                                   Balance   of Loans     Balance     of Loans     Balance      of Loans      Balance    of Loans
                                  --------   --------    ---------    --------    ---------     --------    ---------    --------
                                                                       (Dollars in thousands)
Real estate loans:
   One- to four-family ........   $     --        --     $      --          --          516           12     $     --         --
   Multi-family ...............         --        --            --          --           --           --           --         --
   Commercial .................         --        --            --          --           70            1           --         --
   Construction ...............         --        --            --          --           --           --           --         --
   Land .......................         --        --            --          --            9            1           --         --
Consumer loans:
   Second mortgage loans,
   home equity loans and
     lines of credit ..........         --        --            --          --          468           17           --         --
   Automobile .................         --        --            --          --           73           14           --         --
   Other ......................         --        --            --          --           98           20           --         --
Commercial loans ..............         --        --            --          --          205            3           --         --
                                  --------   -------     ---------    --------    ---------     --------     --------    -------
      Total ...................   $     --        --     $      --          --    $   1,439           68     $     --         --
                                  ========   =======     =========    ========    =========     ========     ========    =======
Delinquent loans to
   total loans................          --                      --                     2.43%                       --

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

      Newberry Federal individually evaluates mortgage loans, consumer and commercial loans, in excess of $500,000 for impairment. In addition, concentrations of loans in excess of this amount to any one borrower are individually evaluated. Also, loans for less than this amount may be individually evaluated if significant delinquencies on a specific loan have occurred in the past. The allowance on these loans is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate or in some cases, at the fair value of the collateral if the loan is collateral dependent. No such impaired loans were noted during fiscal years 2003 or 2002. Personal guarantees on commercial real estate loans are given consideration only in situations where the guarantor is sufficiently liquid and clearly able to honor the commitments.

      Newberry Federal considers credit risk associated with its commitments to extend credit, but has not found it necessary to provide any allowance for such commitments primarily because limited loan demand results in nominal loan commitments. Additionally, commitments are typically extended for no more than 60 days. Newberry Federal generally does not provide guarantees or letters of credit.

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

      The following table presents an analysis of Newberry Federal's allowance for loan losses.

                                                                                         Year Ended September 30,
                                                                         ----------------------------------------------------------
                                                                          2003         2002         2001         2000         1999
                                                                         ------       ------       ------       ------       ------
                                                                                           (Dollars in thousands)
Allowance for loan losses, beginning of year ......................      $  424       $  635       $  465       $  184       $  181
Charged-off loans:
   One- to four-family real estate ................................           6           --            3           --            5
   Multi-family ...................................................          --           --           --           --           --
   Commercial real estate .........................................          --           --           --           --           --
   Construction ...................................................          --           --           --           --           --
   Land ...........................................................          --           --           --           --            1
   Commercial .....................................................         119           20           --           --           --
   Consumer .......................................................         127          216           92          150          161
                                                                         ------       ------       ------       ------       ------
      Total charged-off loans .....................................         252          236           95          150          167
Recoveries on loans previously charged off:
   One- to four-family real estate ................................          --           --           --           --            1
   Multi-family ...................................................          --           --           --           --           --
   Commercial real estate .........................................          --           --           --           --           --
   Construction ...................................................          --           --           --           --           --
   Land ...........................................................          --           --           --           --           --
   Commercial .....................................................          --           --           --           --           --
   Consumer .......................................................          34           25           24           91           27
                                                                         ------       ------       ------       ------       ------
      Total recoveries ............................................          34           25           24           91           28
Net loans charged-off .............................................         218          211           71           59          139
Provision for loan losses .........................................         195           --          241          340          142
                                                                         ------       ------       ------       ------       ------
Allowance for loan losses, end of period ..........................      $  401       $  424       $  635       $  465       $  184
                                                                         ======       ======       ======       ======       ======

Net loans charged-off to average interest-earning loans ...........        0.42%        0.31%        0.10%        0.19%        0.18%
Allowance for loan losses to total loans ..........................        0.68%        0.67%        0.82%        0.56%        0.24%
Allowance for loan losses to nonperforming
   loans and troubled debt restructurings .........................       55.46%       37.38%      138.34%      251.48%       80.79%
Net loans charged-off to allowance for loan losses ................       54.36%       49.76%       11.18%       32.26%       74.59%
Recoveries to charge-offs .........................................       13.49%       10.59%       25.26%       60.67%       17.37%

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

                                                                         At September 30,
                                   ------------------------------------------------------------------------------------------------
                                              2003                             2002                             2001
                                   -----------------------------    ------------------------------   ------------------------------
                                           Percent of    Percent            Percent of    Percent             Percent of   Percent
                                            Allowance   of Loans             Allowance    of Loans            Allowance    of Loans
                                             in each     in Each              in each     in Each              in each     in Each
                                            Category    Category             Category     Category             Category    Category
                                            to Total    to Total             to Total     to Total             to Total    to Total
                                   Amount   Allowance     Loans     Amount   Allowance     Loans     Amount   Allowance     Loans
                                   ------  ----------   --------    ------  ----------    --------   ------   ----------   --------
                                                                        (Dollars in thousands)
Real estate......................     $212       52.87%     66.67%     $328       77.36%      67.55%    $378       59.53%     71.77%
Consumer.........................      189       47.13      21.50        96       22.64       21.46      257       40.47      17.15
                                      ----      ------      -----      ----      ------       -----     ----      ------      -----
   Total allowance
     for loan losses.............     $401      100.00%                $424      100.00%                $635      100.00%
                                      ====      ======                 ====      ======                 ====      ======

                                                                                            At September 30,
                                                                    ---------------------------------------------------------------
                                                                                 2000                             1999
                                                                    ------------------------------   ------------------------------
                                                                             Percent of   Percent             Percent of   Percent
                                                                             Allowance    of Loans             Allowance   of Loans
                                                                              in each     in Each               in each    in Each
                                                                              Category    Category             Category    Category
                                                                              to Total    to Total             to Total    to Total
                                                                    Amount   Allowance     Loans     Amount    Allowance    Loans
                                                                    ------   ----------   --------   ------    ---------   --------
                                                                                         (Dollars in thousands)
Real estate.......................................................   $140       30.11%     81.94%     $ 85       45.95%     80.61%
Consumer..........................................................    325       69.89      17.07       100       54.05      16.92
                                                                     ----      ------      -----      ----      ------      -----
   Total allowance
     for loan losses..............................................   $465      100.00%                $185      100.00%
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

      DutchFork Bancshares maintains a trading account for certain classes of collateralized mortgage obligations. At September 30, 2003, DutchFork Bancshares had no securities classified as "trading securities."

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

      At September 30, 2003, DutchFork Bancshares' investment in mortgage-backed securities had an aggregate book value in excess of 62% of DutchFork Bancshares' retained earnings at that date, with an aggregate book value of $20 million.

      The following table presents the amortized cost and fair value of DutchFork Bancshares' securities, by type of security, at the dates indicated.

                                                                                     At September 30,
                                                     ------------------------------------------------------------------------------
                                                               2003                         2002                       2001
                                                     ------------------------     -----------------------     ---------------------
                                                     Amortized        Fair        Amortized       Fair        Amortized      Fair
                                                       Cost           Value          Cost         Value          Cost        Value
                                                     ---------       --------     ---------      --------     ---------    --------
                                                                                      (In thousands)
Investment securities:
   Debt securities held-to-maturity:
      Obligations of U.S. government agencies ...    $      --       $     --      $     --      $     --      $     --    $     --
      Other securities ..........................           --             --            --            --            --          --
                                                     ---------       --------      --------      --------      --------    --------
            Total ...............................           --             --            --            --            --          --

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and U.S.
        government agencies .....................       11,799         11,779         1,519         1,530        11,819      11,745
      Corporate Bonds ...........................       22,087         21,147        16,337        17,225            --          --
      Other securities ..........................           --             --            --            --            --          --
                                                     ---------       --------      --------      --------      --------    --------
            Total ...............................       33,886         32,926        17,856        18,755        11,819      11,745

   Equity securities available-for-sale:
      Federal Home Loan Bank stock ..............        2,750          2,750         3,000         3,000         3,000       3,000
      Mutual funds ..............................          982            869           982           879           982         876
      Preferred stock ...........................      106,310        105,108        39,588        39,454        33,468      33,817
      Other securities ..........................           71            199            71           122            71         122
                                                     ---------       --------      --------      --------      --------    --------
        Total ...................................      110,113        108,926        43,641        43,455        37,521      37,815

   Equity securities held-to-maturity:
      Other securities ..........................           50             50            50            50            50          50
            Total debt and equity securities ....      144,049        141,902        61,547        62,260        49,390      49,610
                                                     ---------       --------      --------      --------      --------    --------

Mortgage-backed securities:
   Mortgage-backed securities held-to-maturity:
      FHLMC .....................................          799            807           739         1,739         2,356       2,349
      FNMA ......................................          556            561         2,096         1,141         1,018       1,030
                                                     ---------       --------      --------      --------      --------    --------
          Total mortgage-backed securities
              held-to-maturity ..................        1,355          1,368         2,835         2,880         3,374       3,379
                                                     ---------       --------      --------      --------      --------    --------

   Mortgage-backed securities available-for-sale:
      FHLMC .....................................       11,843         12,820        31,729        31,909        72,514      72,603
      FNMA ......................................        7,274          6,089        28,365        27,784        21,919      21,199
      SLMA ......................................           --             --         1,519         1,530            --          --
      GNMA ......................................           --             --            10            12         8,988       9,362
      Private issues ............................           --             --         3,393         3,393         8,353       8,525
                                                     ---------       --------      --------      --------      --------    --------
        Total mortgage-backed securities
         available-for-sale .....................       19,117         18,909        65,016        64,628       111,774     111,689
                                                     ---------       --------      --------      --------      --------    --------
         Net unrealized (losses) gains on
          available-for-sale securities .........       (2,356)            --           325            --           135          --
                                                     ---------       --------      --------      --------      --------    --------

            Total securities ....................    $ 162,165       $162,179      $129,723      $129,768      $164,673    $164,678
                                                     =========       ========      ========      ========      ========    ========

      The following presents the activity in the investment securities and mortgage-backed securities portfolios for the periods indicated.

                                                                                               Year Ended September 30,
                                                                                    -----------------------------------------------
                                                                                       2003               2002               2001
                                                                                    ---------          ---------          ---------
                                                                                                     (In thousands)
Mortgage-backed securities:
   Mortgage-backed securities, beginning of period (1) ....................         $  67,463          $ 115,063          $ 109,840
   Purchases:
      Mortgage-backed securities - held-to-maturity .......................                --                 --                 --
      Mortgage-backed securities - available-for-sale .....................            29,118            155,922            161,101
   Sales:
      Mortgage-backed securities - available-for-sale .....................           (17,420)           (92,341)          (105,415)
   Repayments and prepayments:
      Mortgage-backed securities ..........................................           (58,332)          (111,234)           (55,339)
   Increase (decrease) in net premium .....................................              (746)               221                825
   Increase (decrease) in unrealized gain .................................               181               (168)             4,051
                                                                                    ---------          ---------          ---------
        Net increase (decrease) in mortgage-backed securities .............           (47,199)           (47,600)             5,223
                                                                                    ---------          ---------          ---------
   Mortgage-backed securities, end of period ..............................         $  20,264          $  67,463          $ 115,063
                                                                                    =========          =========          =========
Investment securities:
   Investment securities, beginning of period (2) .........................         $  62,260          $  49,611          $  25,914
   Purchases:
      Investment securities - held-to-maturity ............................                --                 --                 --
      Investment securities - available-for-sale ..........................           209,848             58,440             55,041
      Investment securities - trading .....................................            18,059             14,430              1,000
   Sales:
      Investment securities - available-for-sale ..........................          (128,241)           (46,638)           (34,842)
      Investment securities - trading .....................................           (18,059)           (14,430)            (1,002)
   Calls:
      Investment securities - held-to-maturity ............................                --                 --                 --
      Investment securities - available-for-sale ..........................                --                 --                 --
   Maturities:
      Investment securities - held-to-maturity ............................                --                 --                 --
      Investment securities - available-for-sale ..........................                --                 --                 --
   Increase (decrease) in net premium .....................................               893                359                622
   Increase (decrease) in unrealized gain .................................            (2,860)               488              2,878
                                                                                    ---------          ---------          ---------
        Net increase (decrease) in investment securities ..................            79,640             12,649             23,697
                                                                                    ---------          ---------          ---------
   Investment securities, end of period ...................................         $ 141,902          $  62,260          $  49,611
                                                                                    =========          =========          =========

----------
(1)   Includes mortgage-backed securities available-for-sale.

(2)   Includes investment securities available-for-sale.

           The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Newberry Federal's debt securities at September 30, 2003.

                                                                       At September 30, 2003
                                             ---------------------------------------------------------------------
                                                                             More than              More than
                                                   One Year                 One Year to           Five Years to
                                                    or Less                  Five Years              Ten Years
                                             ---------------------      ---------------------   ------------------
                                                          Weighted                   Weighted             Weighted
                                             Carrying      Average      Carrying      Average   Carrying   Average
                                               Value        Yield         Value        Yield      Value     Yield
                                             --------     --------      --------     --------   --------  --------
                                                                       (Dollars in thousands)
Held-to-maturity securities:
   Investment securities:
     Other ............................      $     --           --%     $     --           --%  $     --        --%
      Obligations of U.S.
         Government agencies ..........            --           --            --           --         --        --
      Mortgage-backed securities ......            --           --            --           --         --        --
                                             --------     --------      --------     --------   --------  --------
         Total securities at
            amortized cost ............      $     --           --%     $     --           --%  $     --        --%
                                             ========     ========      ========     ========   ========  ========

Available-for-sale securities:
   Investment securities:
      Obligations of U.S. Government
         and agencies .................      $ 10,778         3.54%     $     --           --%  $    480      3.93%
      Corporate Bonds .................            --           --         5,926         2.96         --        --
      Equity securities(1) ............         8,112         7.01        61,124         9.14        450     10.49
      Mutual funds ....................            --           --            --           --         --        --
   Mortgage-backed securities .........            --           --            --           --         --        --
                                             --------     --------      --------     --------   --------  --------

         Total securities at fair value      $ 18,890         5.03%     $ 67,050         8.59%  $    930      7.10%
                                             ========     ========      ========     ========   ========  ========

                                                           At September 30, 2003
                                             -----------------------------------------------
                                                 More than
                                                  Ten Years                   Totals
                                             ---------------------    ----------------------
                                                          Weighted                  Weighted
                                             Carrying      Average    Carrying       Average
                                              Value         Yield      Value          Yield
                                             --------     --------    --------      --------
                                                           (Dollars in thousands)
Held-to-maturity securities:
   Investment securities:
     Other ............................      $     --           --%   $     --            --%
      Obligations of U.S.
         Government agencies ..........            --           --          --            --
      Mortgage-backed securities ......         1,355         3.97       1,355          3.97
                                             --------     --------    --------      --------
         Total securities at
            amortized cost ............      $  1,355         3.97%   $  1,355          3.97%
                                             ========     ========    ========      ========

Available-for-sale securities:
   Investment securities:
      Obligations of U.S. Government
         and agencies .................      $    521         4.94%   $ 11,779          3.62%
      Corporate Bonds .................        15,221         1.63      21,147          2.01
      Equity securities(1) ............        38,421        11.23     108,100          9.33
      Mutual funds ....................           869         3.70         869          3.70
   Mortgage-backed securities .........        18,909         7.87      18,909          7.87
                                             --------     --------    --------      --------

         Total securities at fair value      $ 73,890         8.26%   $160,814          7.75%
                                             ========     ========    ========      ========

----------
(1) Weighted average yield data for FHLMC Preferred Stock is presented on a tax equivalent basis assuming a combined federal and state tax rate of 38%.

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

      Newberry Federal believes it is competitive in the interest rates it offers on its deposit products. Newberry Federal determines the rates paid based on a number of factors, including rates paid by competitors, Newberry Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Newberry Federal does not use brokers to obtain deposits and at September 30, 2003 had no brokered deposits.

      In the unlikely event Newberry Federal is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to DutchFork Bancshares as the sole stockholder of Newberry Federal.

      The following table presents the deposit activity of Newberry Federal for the periods indicated.

                                                                                        Year Ended September 30,
                                                                            -----------------------------------------------
                                                                               2003                2002              2001
                                                                            ---------           ---------         ---------
                                                                                              (In thousands)
Beginning balance .............................................             $ 149,290           $ 147,258         $ 147,730
Increase (decrease) before interest credited ..................                (8,661)             (2,193)           (7,100)
Interest credited .............................................                 2,800               4,225             6,628
                                                                            ---------           ---------         ---------
Net increase (decrease) .......................................                (5,861)              2,032              (472)
                                                                            ---------           ---------         ---------
Ending balance ................................................             $ 143,429           $ 149,290         $ 147,258
                                                                            =========           =========         =========

      The following table indicates the amount of Newberry Federal's jumbo certificates of deposits by time remaining until maturity as of September 30, 2003. Jumbo certificates of deposits have principal balances of $100,000 or more.

                                                                                           Weighted
     Maturity                                                                               Average
      Period                                                        Amount                   Rate
------------------                                              --------------           ------------
                                                                (In thousands)
Three months or less......................................          $ 8,325                   2.09%
Over 3 through 6 months...................................            9,004                   1.98
Over 6 through 12 months..................................           12,112                   1.64
Over 12 months............................................            2,351                   3.60
                                                                    -------
      Total...............................................          $31,792                   2.00%
                                                                    =======

      The following table presents information concerning average balances and rates paid on Newberry Federal's deposit accounts for the periods indicated.

                                                                   For the Year Ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                2003                             2002                              2001
                                    -----------------------------  --------------------------------  -------------------------------
                                               Percent                          Percent                          Percent
                                                 of      Weighted                  of      Weighted                 of      Weighted
                                     Average    Total     Average   Average      Total      Average   Average     Total      Average
                                     Balance   Deposits    Rate     Balance     Deposits     Rate     Balance    Deposits     Rate
                                    --------   --------  --------  --------     --------   --------  --------    --------   --------
                                                                          (Dollars in thousands)
Savings accounts.................   $ 18,285     12.49%     0.74%  $ 16,075       10.87%      1.29%  $ 13,969       9.94%      2.25%
NOW and money market
   accounts......................     32,462     22.18      0.58     31,580       21.36       1.06     30,538      21.73       1.24
Certificates of deposit (1)......     98,899     65.33      2.59    100,224       67.77       3.67     96,025      68.33       4.90
                                    --------    ------             --------      ------              --------     ------
      Total average deposits.....   $149,646    100.00%            $147,879      100.00%             $140,532     100.00%
                                    ========    ======             ========      ======              ========     ======

----------
(1)   Based on remaining maturity of certificates of deposit.

      Certificates of Deposit by Rates and Maturities. The following table presents the amount of certificates of deposits in Newberry Federal categorized by rates and maturities at the dates indicated.

                                                                           Period to Maturity from September 30, 2003
                                                           -------------------------------------------------------------------------
                                                                                              Over
                                                             Less              One             Two            Over
                                                           than One          to Two         to Three          Three
                                                             Year             Years           Years           Years           Total
                                                            -------          ------         --------         ------          -------
                                                                                    (Dollars in thousands)
Certificates of deposit:
   0.00 to 2.00% .................................          $59,516          $1,908          $   --          $    4          $61,428
   2.01 to 4.00% .................................           17,539           6,080           2,195             373           26,187
   4.01 to 5.00% .................................            1,288             385              45             810            2,528
   5.01 to 6.00% .................................              258             165              --             159              582
   6.01 to 7.00% .................................               --               2              19              --               21
   7.01 to 8.00% .................................               --             112              --              --              112
   8.01 to 9.00% .................................               --              --              --              --               --
                                                            -------          ------          ------          ------          -------

      Total certificates of deposit ..............          $78,601          $8,652          $2,259          $1,346          $90,858
                                                            =======          ======          ======          ======          =======

      Borrowings. Newberry Federal may borrow from the Federal Home Loan Bank of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Atlanta functions as a central reserve bank, providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Atlanta, Newberry Federal is required to own capital stock in the Federal Home Loan Bank of Atlanta and may borrow on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2003, Newberry Federal had the ability to borrow up to approximately $59 million from the Federal Home Loan Bank of Atlanta. At September 30, 2003, Newberry Federal had outstanding advances of $55 million.

      At September 30, 2003, Newberry Federal also maintained a $12.5 million unsecured credit facility with a third party financial institution. At September 30, 2003, Newberry Federal had no outstanding balance under this credit facility.

      The following tables presents certain information regarding Newberry Federal's use of Federal Home Loan Bank of Atlanta advances and other borrowings (excluding the liability for certain security financing of $4.8 million at September 30, 2001) during the periods and at the dates indicated.

                                                                                               At or For the Year Ended
                                                                                                     September 30,
                                                                                    -----------------------------------------------
                                                                                      2003                2002                2001
                                                                                    -------             -------             -------
                                                                                                 (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding .........................................            $36,425             $59,521             $46,164
   Maximum amount outstanding at any month-end
      during the period ................................................             55,000              60,000              60,000
   Balance outstanding at end of period ................................             55,000              35,000              60,000
   Weighted average interest rate during the period ....................               5.62%               4.71%               4.98%
   Weighted average interest rate at end of period .....................               4.10%               5.73%               4.44%

Other borrowings:
   Average balance outstanding .........................................            $ 1,035             $   952             $ 1,034
   Maximum amount outstanding at any month-end
      during the period ................................................             24,520              19,335               3,490
   Balance outstanding at end of period ................................                 --                  --                  --
   Weighted average interest rate during the period ....................               4.84%               1.97%               4.84%
   Weighted average interest rate at end of period .....................                 --                  --                  --

Subsidiary Activities

      DutchFork Bancshares' sole subsidiary is Newberry Federal. Newberry Federal has one wholly owned subsidiary, Inter-Community Service Corporation, which operates an insurance agency. At September 30, 2003, Inter- Community Service Corporation's assets totaled approximately $35,000.

Personnel

      As of September 30, 2003, DutchFork Bancshares had 40 full-time employees and 6 part-time employees, none of whom are represented by a collective bargaining unit. DutchFork Bancshares believes its relationship with its employees is good.

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

Holding Company Regulation

      DutchFork Bancshares is a unitary savings and loan holding company under federal law because Newberry Federal is its only insured subsidiary. Under prior law, a unitary savings and loan holding company, such as DutchFork Bancshares was not generally restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation--Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the activities permitted for financial holding companies and multiple savings and loan holding companies as described below. Further, the Gramm-Leach- Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm- Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the association continues to comply with the QTL Test. DutchFork Bancshares does not qualify for the grandfather and is limited in its activities as described above. If DutchFork Bancshares acquires another savings institution or savings bank that is not a problem institution, that meets the qualified thrift lender test and that the Office of Thrift Supervision considers to be a savings institution, DutchFork Bancshares would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and not merged into Newberry Federal. As a multiple savings and loan holding company, DutchFork Bancshares would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and to certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permissible for financial holding companies.

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

      The following table presents Newberry Federal's capital position at September 30, 2003.

                                                                                                        Capital
                                                                                             -----------------------------
                                     Actual           Required                Excess         Actual               Required
                                    Capital            Capital                Amount         Percent              Percent
                                    -------           --------                -------        -------              --------
                                                                      (Dollars in thousands)
Tangible...............             $32,398           $  4,738                $27,660         13.68%                2.00%
Core (Leverage)........              32,398              9,476                 22,922         13.68%                4.00%
Risk-based.............              32,679             13,815                 18,864         18.76%                8.00%

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

      Insurance of Deposit Accounts. Newberry Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

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

      Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2003, Newberry Federal's limit on loans to one borrower was $4.9 million, and Newberry Federal's largest aggregate outstanding balance of loans to one borrower was $3.8 million.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2003, Newberry Federal met the qualified thrift lender test.

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

      Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Newberry Federal's latest quarterly thrift financial report. The assessments paid by Newberry Federal for the fiscal year ended September 30, 2003 totaled $62,000.

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

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and their holding companies and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

      Newberry Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Newberry Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Newberry Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $2.8 million at September 30, 2003.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $6.0 million to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Newberry Federal complies with the foregoing requirements.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. DutchFork Bancshares and Newberry Federal report their income on a fiscal year, consolidated basis under the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Newberry Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to DutchFork Bancshares or Newberry Federal. For its 2003 taxable year, DutchFork Bancshares is subject to a maximum federal income tax rate of 34%.

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

                                                                                                            Net Book Value
                                                                          Leased,          Original         of Property at
                                                                        Licensed or          Year           September 30,
 Location                                                                  Owned           Acquired              2003
----------                                                             -------------      ----------      ------------------
                                                                                                            (In thousands)
Main/Executive Office:
1735 Wilson Road
Newberry, South Carolina 29108.....................................        Owned             1993               $2,568

Branch Offices:

1323 College Street
Newberry, South Carolina 29108.....................................        Owned             1993                  557

101 N. Wheeler Street
Prosperity, South Carolina 29127...................................        Owned             1989                   54

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information regarding the market for DutchFork Bancshares' common equity and related stockholder matters is incorporated herein by reference to DutchFork Bancshares' 2003 Annual Report to Stockholders on page 69.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to DutchFork Bancshares' 2003 Annual Report to Stockholders on pages 6 through 16.

ITEM 7. FINANCIAL STATEMENTS

      The information regarding financial statements is incorporated herein by reference to DutchFork Bancshares' 2003 Annual Report to Stockholders on pages 17 through 66.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information relating to the directors and officers of DutchFork Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2004 Annual Meeting of Stockholders at pages 5 through 6 and page 9.

      DutchFork Bancshares has adopted a Code of Ethics and Business Conduct applicable to DutchFork Bancshares' Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics and Business Conduct will be furnished without charge to any persons upon written request to Robert E. Livingston, III, Corporate Secretary DutchFork Bancshares, Inc., 1785 Wilson Road, Newberry, SC 29108.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2004 Annual Meeting of Stockholders at pages 6 through 9.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2004 Annual Meeting of Stockholders at pages 3 through 4.

Equity Compensation Plan Information as of September 30, 2003

--------------------------------------------------------------------------------------------------------------------------------
Plan category                     Number of securities                Weighted-average                   Number of securities
                                  to be issued upon                   exercise price of                  remaining available for
                                  exercise of outstanding             outstanding options,               future issuance under
                                  options, warrants and               warrants and rights                equity compensation
                                  rights                                                                 plans (excluding
                                                                                                         securities reflected in
                                                                                                         column (a))
                                  (a)                                 (b)                                (c)
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                          101,437                             $16.4375                            56,418
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                            --                                   --                                 --
--------------------------------------------------------------------------------------------------------------------------------
Total                                     101,437                             $16.4375                            56,418
--------------------------------------------------------------------------------------------------------------------------------

      DutchFork does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to DutchFork Bancshares' Proxy Statement for the 2004 Annual Meeting of Stockholders at pages 9 through 10.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   (1)   The following are filed as a part of this report by means of incorporation to DutchFork Bancshares' 2003 Annual Report to
                  Stockholders:

                  o     Report of Independent Auditor

                  o     Consolidated Balance Sheets as of September 30, 2003 and
                        2002

                  o Consolidated Statements of Income for the Years Ended September 30, 2003 and 2002

                  o Consolidated Statements of Comprehensive Operations for the Years Ended September 30, 2003 and 2002

                  o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2003 and 2002

                  o Consolidated Statements of Cash Flows for the Years Ended September 30, 2003 and 2002

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

                        10.5 Newberry Federal Savings Bank Employee Severance Compensation Plan(1)

                        10.6 Adoption Agreement for Employees' Savings & Profit Sharing Plan and Trust(1)

                        10.7 DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan(3)

                        10.8 Newberry Federal Savings Bank Director Deferred Compensation Plan(4)

                        13.0  Annual Report to Stockholders

                        21.0  List of Subsidiaries

                        23.0  Consent of Clifton D. Bodiford, CPA

                        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

                        31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                        32.1  Section 1350 Certification of Chief Executive
                              Officer

                        32.2  Section 1350 Certification of Chief Financial
                              Officer

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

                  (4) Incorporated herein by reference from the Exhibits to Form S-8, Registration Statement, filed on August 23, 2001, Registration No. 333-68214.

      (b)   Reports on Form 8-K

            On August 4, 2003, DutchFork Bancshares furnished a Current
            Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DUTCHFORK BANCSHARES, INC.


Date: December 29, 2003               By: /s/ J. Thomas Johnson
                                          -----------------------------------
                                          J. Thomas Johnson
                                          President, Chief Executive Officer and
                                          Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                        Title                                              Date
                                   -----                                              ----
/s/ J. Thomas Johnson              President, Chief Executive                   December 29, 2003
---------------------------        Officer and Chairman of the Board
J. Thomas Johnson                  (principal executive officer)

/s/ Steve P. Sligh                 Executive Vice President, Chief              December 29, 2003
---------------------------        Financial Officer, Treasurer
Steve P. Sligh                     and Director (principal financial and
                                   accounting officer)

/s/ Robert E. Livingston           Corporate Secretary and Director             December 29, 2003
---------------------------
Robert E. Livingston

/s/ Robert W. Owen                 Director                                     December 29, 2003
---------------------------
Robert W. Owen

/s/ James E. Wiseman               Director                                     December 29, 2003
---------------------------
James E. Wiseman