Form 10KSB/A
period 2003-09-30
DUTCHFORK BANCSHARES INC
filed 2004-01-09
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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

                                EXPLANATORY NOTE

     DutchFork Bancshares, Inc. is filing this amendment to its Annual Report on Form 10-KSB, originally filed with the Securities and Exchange Commission on December 29, 2003, solely for the purpose of filing additional exhibits previously omitted from the 10-KSB and to revise the exhibit list to include omitted exhibit numbers.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

     (a) (1) The following are filed as a part of this report by means of incorporation to DutchFork Bancshares' 2003 Annual Report to Stockholders as previously filed as Exhibit 13 to the 2003 Form 10-KSB.


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

          (3)  Exhibits

                    3.1 Certificate of Incorporation of DutchFork Bancshares, Inc.(1)
                    3.2  Bylaws of DutchFork Bancshares, Inc.(1)
                    4.0 Specimen Stock Certificate of DutchFork Bancshares, Inc.(1)
                    10.1 Newberry Federal Savings Bank Employment Agreement with
                         J. Thomas Johnson(2)
                    10.2 Newberry Federal Savings Bank Employment Agreement with
                         Steve P. Sligh(2)
                    10.3 DutchFork Bancshares, Inc. Employment Agreement with J.
                         Thomas Johnson(2)
                    10.4 DutchFork Bancshares, Inc. Employment Agreement with
                         Steve P. Sligh(2)
                    10.5 Newberry Federal Savings Bank Employee Severance
                         Compensation Plan(1)
                    10.6 Adoption Agreement for Employees' Savings & Profit
                         Sharing Plan and Trust(1)
                    10.7 DutchFork Bancshares, Inc. 2001 Stock-Based Incentive
                         Plan(3)
                    10.8 Newberry Federal Savings Bank Director Deferred
                         Compensation Plan(4)
                    10.9 Form of Newberry Federal Savings Bank Split Dollar
                         Agreement
                    10.10 Newberry Federal Savings Bank Salary Continuation
                         Agreement with Thomas Johnson
                    10.11 Newberry Federal Savings Bank Salary Continuation
                         Agreement with Steve P. Sligh

                    10.12 DutchFork Bancshares, Inc. Noncompetition Agreement
                          with J. Thomas Johnson
                    10.13 DutchFork Bancshares, Inc. Noncompetition Agreement
                          with Steve P. Sligh
                    10.14 Form of  Newberry  Federal  Savings  Bank  Directors &
                          Retirement Agreement
                    13.0  Annual Report to Stockholders(5)
                    21.0  List of Subsidiaries(5)
                    23.0  Consent of Clifton D. Bodiford, CPA(5)
                    31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                    31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                    32.1  Section 1350 Certification of Chief Executive
                          Officer(5)
                    32.2  Section 1350 Certification of Chief Financial
                          Officer(5)
          ____________________

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

          (4) Incorporated herein by reference from the Exhibits to Form S-8, Registration Statement, filed on August 23, 2001, Registration No. 333-68214.

          (5) Incorporated herein by reference from the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003, Registration No. 000-30483.

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

                                     DUTCHFORK BANCSHARES, INC.


Date: January 7, 2004                By:  /s/ J. Thomas Johnson
                                          --------------------------------------
                                          J. Thomas Johnson
                                          President, Chief Executive Officer and
                                          Chairman of the Board