Form 10QSB
period 2003-12-31
DUTCHFORK BANCSHARES INC
filed 2004-02-13
CIK 1107710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

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

      1,127,841 shares of common stock, par value $0.01 per share, were issued and outstanding as of January 30, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets at December 31, 2003 and September 30, 2003 (unaudited)

Consolidated Statements of Income for the Three Months Ended December 31, 2003 and 2002 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months Ended December 31, 2003 and 2002 (unaudited)

Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2003 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and 2002 (unaudited)

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

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                    December 31,   September 30,
                                                        2003           2003
                                                    ------------   ------------
                                                     (unaudited)    (unaudited)
Assets
Cash and cash equivalents                           $ 14,346,193   $  2,653,640
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $107,033,769 and
           $143,998,688 at December 31, 2003 and
           September 30, 2003, respectively)         104,658,277    141,851,562
         Mortgage-backed securities (cost of
           $38,073,015 and $19,117,095 at
           December 31, 2003 and September 30,
           2003, respectively)                        36,863,101     18,908,681
     Held-to-maturity:
         Investments (fair value of $50,000 at
           December 31, 2003 and September 30,
           2003, respectively)                            50,000         50,000
         Mortgage-backed securities (fair
           value of $1,244,261 and $1,368,324
           at December 31, 2003 and September 30,
           2003 respectively)                          1,226,552      1,355,226
Loans receivable                                      57,104,691     58,371,056
Premises, furniture and equipment, net                 3,114,717      3,179,428
Accrued interest receivable:
     Loans and mortgage-backed securities                340,843        346,945
     Investments and other property                      589,624        690,454
Prepaid assets                                           231,686        408,299
Prepaid income taxes and taxes receivable              1,036,384        518,585
Deferred tax asset                                       619,240        936,622
Other                                                  5,403,865      5,782,861
                                                    ------------   ------------
Total assets                                        $225,585,173   $235,053,359
                                                    ============   ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                         December 31,    September 30,
                                                             2003             2003
                                                        -------------    -------------
                                                         (unaudited)      (unaudited)
Liabilities and stockholders' equity
Liabilities:
     Deposit accounts                                   $ 142,585,484    $ 143,429,056
     Federal Home Loan Bank advances                       35,000,000       55,000,000
     Advances from borrowers for taxes
        and insurance                                          19,795           62,316
     Federal funds purchased                               14,621,000        2,613,022
     Accrued income taxes payable                                  --          317,382
     Accrued expenses                                         759,030          748,729
     Accrued interest payable                                 147,279          234,581
     Other                                                     67,951           90,502
                                                        -------------    -------------
Total liabilities                                         193,200,539      202,495,588
                                                        -------------    -------------

Commitments and contingencies                                      --               --

Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                    --               --
     Common stock, $.01 par value,
        4,000,000 shares authorized, 1,560,550 issued
        and outstanding at December 31, 2003 and
        September 30, 2003                                     15,605           15,605
     Additional paid-in capital                            15,089,781       15,022,479
     Retained earnings, substantially restricted           32,167,405       31,446,192
     Accumulated other comprehensive income (loss)         (2,445,439)      (1,470,979)
     Treasury stock (432,709 shares at December 31,
        2003 and September 30, 2003)                      (10,543,034)     (10,543,034)
     Unearned 2001 Stock-Based Incentive Plan shares
        (43,079 shares at December 31, 2003 and
        September 30, 2003, respectively)                    (809,608)        (809,608)
     Unearned employee stock ownership plan shares         (1,090,076)      (1,102,884)
                                                        -------------    -------------
Total stockholders' equity                                 32,384,634       32,557,771
                                                        -------------    -------------
Total liabilities and stockholders' equity              $ 225,585,173    $ 235,053,359
                                                        =============    =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income

                                                               Three Months Ended
                                                                  December 31,
                                                               2003           2002
                                                            -----------   -----------
                                                            (unaudited)   (unaudited)
Interest income:
     Loans receivable                                       $   910,359   $ 1,090,644
     Investments                                              1,275,393       849,895
     Mortgage-backed and related securities                     729,802       725,547
     Other interest-earning assets                              107,472        53,789
                                                            -----------   -----------
         Total interest income                                3,023,026     2,719,875
                                                            -----------   -----------

Interest expense:
     Interest expense on deposit accounts                       482,969       870,581
     Federal Home Loan Bank advances                            554,273       505,874
     Other borrowings purchased                                  32,832            --
                                                            -----------   -----------
     Total interest expense                                   1,070,074     1,376,455
                                                            -----------   -----------

Net interest income                                           1,952,952     1,343,420
     Provision for loan losses                                       --            --
                                                            -----------   -----------
     Net interest income after provision for loan losses      1,952,952     1,343,420
                                                            -----------   -----------

Noninterest income:
     Gain (loss) on sale of securities, net                      71,091       406,693
     Loan origination and commitment fees                        18,048        47,993
     Profit on sale of loans                                      3,906        16,207
     Loan servicing fees                                            544         1,863
     Bank service charges                                       135,591       138,091
     Loan late charges                                           15,665        12,285
     Other                                                       22,064        25,073
                                                            -----------   -----------
         Total noninterest income                               266,909       648,205
                                                            -----------   -----------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                  Consolidated Statements of Income (continued)

                                                         Three Months Ended
                                                             December 31,
                                                        2003             2002
                                                    ------------    ------------
                                                     (unaudited)     (unaudited)
Noninterest expense:
     Compensation and benefits                           838,415         850,754
     Occupancy                                           103,444         116,765
     Furniture and equipment                              17,580          12,215
     Marketing                                            22,859          27,577
     Other                                               427,162         345,561
                                                    ------------    ------------
         Total noninterest expense                     1,409,460       1,352,872
                                                    ------------    ------------

     Income before income taxes                          810,401         638,753

Provision for income taxes                                89,188          72,312
                                                    ------------    ------------

Net income                                          $    721,213    $    566,441
                                                    ============    ============

Basic net income per share                          $       0.73    $       0.53
                                                    ============    ============

Diluted net income per share                        $       0.68    $       0.50
                                                    ============    ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations

                                                     Three Months Ended December 31,
                                                           2003            2002
                                                       -----------     -----------
                                                       (unaudited)     (unaudited)
Net income                                             $   721,213     $   566,441

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) arising during the
        period, net of tax effect of $(599,178) and
        $(428,438) for the three months ended
        December 31, 2003 and 2002, respectively          (974,460)       (700,812)
                                                       -----------     -----------

Comprehensive income (loss)                            $  (253,247)    $  (134,371)
                                                       ===========     ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                     Accumulated
                                                      Additional                        Other
                            Number of     Common       Paid-in         Retained      Comprehensive
                             Shares       Stock        Capital         Earnings      Income (Loss)
                           ----------    --------    ------------    ------------    -------------
                                                                                      (unaudited)
Balance at September
   30, 2003                 1,084,768    $ 15,605    $ 15,022,479    $ 31,446,192    $ (1,470,979)
Net income                                                                721,213
Release of 2,080 ESOP
   shares                                                  67,302
Release of Incentive
   Plan shares
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $598,178)                                                                          (974,460)
                           ----------    --------    ------------    ------------    ------------
Balance at December
   31, 2003                 1,084,768    $ 15,605    $ 15,089,781    $ 32,167,405    $ (2,445,439)
                           ==========    ========    ============    ============    ============



                             Treasury        Incentive                        Stockholders'
                              Stock            Plan           ESOP Loan          equity
                           ------------     ------------     ------------     -------------
                                                                              (unuaudited)
Balance at September
   30, 2003                $(10,543,034)    $   (809,608)    $ (1,102,884)    $ 32,557,771
Net income                                                                         721,213
Release of 2,080 ESOP
   shares                                                          12,808           80,110
Release of Incentive
   Plan shares
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $598,178)                                                                   (974,460)
                           ------------     ------------     ------------     ------------
Balance at December
   31, 2003                $(10,543,034)    $   (809,608)    $ (1,090,076)    $ 32,384,634
                           ============     ============     ============     ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                             Three Months Ended December 31,
                                                                  2003             2002
                                                              ------------     ------------
                                                               (unaudited)      (unaudited)
Operating Activities
Net income                                                    $    721,213     $    566,441
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                   69,906           79,230
     Provision for losses                                               --               --
     (Gain) loss on sales of investments and mortgage-
         backed securities                                         (71,091)        (406,693)
     Net (gain) loss on sales on loans                              (3,906)         (16,207)
     Increase (decrease) in deferred loan origination fees              --           (9,300)
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                      (317,886)         (21,493)
     Decrease (increase) in accrued interest receivable            106,932           38,221
     Decrease (increase) in prepaid and other assets                37,810       (4,681,334)
     Decrease (increase) in deferred tax asset                     317,382          278,391
     Origination of loans held for sale                           (496,650)      (2,976,897)
     Proceeds from sales of loans held for sale                    517,256        2,604,825
     Increase (decrease) in accrued interest payable               (87,302)         133,956
     Increase (decrease) in accounts payable and accrued
         expenses                                                   10,301               --
     Increase (decrease) in other liabilities                   (2,334,428)        (144,850)
                                                              ------------     ------------
Net cash provided (used) by operating activities                (1,530,463)      (4,555,710)
                                                              ------------     ------------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                        Three Months Ended December 31,
                                                            2003             2002
                                                        ------------     ------------
                                                         (unaudited)      (unaudited)
Investing Activities
Principal payments on mortgage-backed securities           3,471,930       37,711,418
Loan proceeds                                                     --               --
Purchases of available-for-sale securities                (9,709,145)     (92,157,076)
Proceeds from sales of available-for-sale securities      24,400,754       50,454,488
Net (increase) decrease in loans receivable                1,249,665        2,056,314
Purchases of premises, furniture and equipment                (5,195)         (32,783)
                                                        ------------     ------------
Net cash provided (used) by investing activities          19,408,009       (1,967,639)
                                                        ------------     ------------

Financing Activities
Net increase (decrease) in deposit accounts                 (843,572)       4,841,230
Proceeds from Federal Home Loan Bank advances            (20,000,000)              --
Proceeds from other borrowing                             25,840,000               --
Repayments of other borrowings                            11,219,000               --
Release of ESOP shares                                        12,808               --
Repayment of ESOP loan                                            --           11,630
Purchase of treasury stock                                    67,292           45,008
Increase (decrease) in advances from borrowers for
   taxes and insurance                                       (42,521)         (16,516)
                                                        ------------     ------------
Net cash provided (used) by financing activities          (6,184,993)       4,881,352
                                                        ------------     ------------
Net increase (decrease) in cash and cash equivalents      11,692,553       (1,641,997)
Cash and cash equivalents at beginning of year             2,653,640       21,130,629
                                                        ------------     ------------
Cash and cash equivalents at end of year                $ 14,346,193     $ 19,488,632
                                                        ============     ============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
      Interest                                          $  1,451,934     $  2,274,211
      Taxes                                             $      8,807     $         --

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                December 31, 2003

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

Note 2 - Accounting Principles

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-QSB and the requirements of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the current fiscal year.

Note 3 - Earnings Per Share

      The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                           Three Months Ended
                                                               December 31
                                                        ----------    ----------
                                                           2003          2002
                                                        ----------    ----------
      Basic EPS computation:
        Numerator                                       $  721,213    $  566,441

      Denominator
        Common shares outstanding                          989,444     1,073,942
                                                        ----------    ----------

      Basic EPS                                         $     0.73    $     0.53
                                                        ==========    ==========

      Diluted EPS computation:
        Numerator                                       $  721,213    $  566,441

      Denominator:
        Common shares outstanding                          989,444     1,073,942
      Dilutive securities:
        Stock options-treasury stock method                 59,818        48,777
        Incentive plan-treasury stock method                14,190        12,409
                                                        ----------    ----------
                                                         1,063,452     1,135,128
                                                        ----------    ----------
                                                        $     0.68    $     0.50
                                                        ==========    ==========

      The average market price used in calculating the assumed number of shares issued for the three months ended December 31, 2003 and 2002 was $39.48 and $26.61 per share, respectively.

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

Comparison of Financial Condition at December 31, 2003 and September 30, 2003:

      Total assets decreased by $9.5 million from $235.1 million at September 30, 2003 to $225.6 million at December 31, 2003. The decrease was due to a repayment of a $20,000,000 advance, offset by a $12,000,000 increase in federal funds purchased and a decrease in investments and mortgage-related securities. During the three months ended December 31, 2003, approximately $18.0 million of investments were reinvested in mortgage-backed securities as part of the Bank's overall plan to manage interest rate risk.

      At December 31, 2003, the Bank did not have any investments held for trading. Depending on market volatility and the elements of supply and demand certain investments are purchased with the expressed intent of selling them prior to their stated maturity and are placed in a trading account. Prevailing market conditions and risk exposure determine when this procedure is followed.

Comparison of Financial Condition at December 31, 2003 and September 30, 2003 (continued):

      Loans receivable at December 31, 2003 and September 30, 2003 were as follows:

                                                    December 31,   September 30,
                                                        2003           2003
                                                    ------------   ------------
      Commercial real estate                        $ 10,909,789   $ 10,966,123
      Commercial - other                               9,456,886      8,719,151
      Real estate construction                           901,000        811,000
      Residential mortgage - 1-4 family               24,463,288     25,192,999
      Multi-family                                       793,497        812,001
      Consumer loans                                   5,903,176      7,064,593
      Second mortgage loans, home equity loans
         and lines of credit                           5,624,154      5,671,360
                                                    ------------   ------------
                                                      58,051,790     59,237,227
                                                    ------------   ------------

      Less:
           Allowance for loan losses                     371,234        400,892
           Loans in process                              575,600        464,996
           Deferred loan origination fees, net               265            283
                                                    ------------   ------------
                                                         947,099        866,171
                                                    ------------   ------------
      Loans receivable, net                         $ 57,104,691   $ 58,371,056
                                                    ============   ============

      Loans receivable declined by $1,266,000 during the three months ended December 31, 2003 due to loan pay-offs largely due to the declining interest rate environment.

      Non-accrual loans totaled $674,000 at December 31, 2003 compared to $550,000 at September 30, 2003. When a loan becomes 90 days past due, it is converted to non-accrual status. The Bank had no loans past due 90 days or more still accruing interest at December 31, 2003 and September 30, 2003. Loans receivable that were troubled debt restructurings totaled $375,000 at December 31, 2003 and $173,000 at September 30, 2003. Interest income that would have been recorded for the three months ended December 31, 2003, had nonaccruing loans been current according to their original terms, amounted to approximately $27,988. The Bank included income on such loans of $15,757 in total interest income for the three months ended December 31, 2003. There are no loans which are not discussed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Other assets at December 31, 2003 and September 30, 2003 include $5,392,000 and $5,340,000, respectively, of cash surrender value of Bank-owned life insurance on directors, officers and employees.

Comparison of Financial Condition at December 31, 2003 and September 30, 2003 (continued):

      At December 31, 2003, total equity was $32.4 million, after a $2,445,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2003 of $32.6 million, including a $1,471,000 unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. During the three months ended December 31, 2003, the market values of investments and mortgage-backed securities decreased by $1,572,000, and after the tax effect of $598,000, equity decreased by $974,000 from this decrease in market values.

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

Comparison of Operating Results for the Three Months Ended December 31, 2003 and December 31, 2002:

Net Income

      Net income for the three months ended December 31, 2003 increased by $155,000 to $721,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $610,000, and non-interest income decreased by $381,000. The decrease in non-interest income was primarily due to a $336,000 decrease in gains on the sale of securities.

Net Interest Income

      Net interest income increased from $1.3 million for the three months ended December 31, 2002 to $2.0 million for the same period in 2003. This was a result of a $306,000 decrease in total interest expense and a $303,000 increase in total interest income.

      Total interest income increased due to a $14.1 million increase in average earning assets, which was partially offset by a 0.24% decrease in average yield.

      Total interest expense decreased due to a 0.79% decline in the rate paid on average interest-bearing liabilities, which was partially offset by a $12.3 million increase in average interest-bearing liabilities.

Comparison of Operating Results for the Three Months Ended December 31, 2003 and December 31, 2002 (continued):

Provision for Loan Losses

      The provision for loan losses for the three months ended December 31, 2003 and 2002 was $0 for each period. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. The changes in concentration of loans between September 30, 2003 and December 31, 2003 were relatively insignificant. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

      The table on page 20 presents an analysis on the Bank's allowance for loan losses.

Non-Interest Income

      Non-interest income decreased by $381,000, primarily as a result of a decrease of $336,000 in gains on the sale of securities.

Non-Interest Expense

      Non-interest expense increased by $56,000 primarily due to an $82,000 increase in other expenses, which included a $28,000 increase in costs associated with interest rate swap agreements and a $59,000 increase in miscellaneous expenses.

Provision for Income Taxes

      Income tax decreased by $17,000 due to an increase in income before income taxes.

Liquidity and Capital Resources

      Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale, represented 69% of assets at December 31, 2003.

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

      The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At December 31, 2003, the Bank was in compliance with all applicable capital requirements.

      The Bank's actual capital amounts and ratios are presented in the following table:

                                                                  To Be Well
                                                                  Capitalized
                                                Minimum           For Prompt
                                              For Capital         Corrective
                                               Adequacy             Action
                            Actual             Purposes           Provisions
                        ---------------     ---------------    ----------------
                        Ratio    Amount     Ratio    Amount    Ratio     Amount
                        -----    ------     -----    ------    -----     ------
                                  (dollars in thousands)
December 31, 2003:
  Tangible capital      14.44%   $33,141    2.00%    $ 4,590      N/A        N/A
  Core capital          14.44%   $33,141    4.00%    $ 9,180    5.00%    $11,475
  Risk-based capital    17.78%   $33,392    8.00%    $14,908   10.00%    $18,635

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                        Three Months Ended December 31,     Three Months Ended December 31,
                                                     2003                                2002
                                        Average                 Yield/      Average                 Yield/
                                        Balance     Interest     Rate       Balance     Interest     Rate
                                       ---------    --------    ------     ---------    --------    ------
Interest earning assets:
     Loans receivable (1)              $  57,443    $    910      6.34%    $  61,232    $  1,091      7.13%
     Interest-bearing deposits (2)         2,514          20      3.18%        3,274           5      0.61%
     Investment securities (3)           115,846       1,274      4.40%       60,911         792      5.20%
     Mortgage-backed securities           40,980         730      7.13%       65,721         726      4.42%
     Federal funds sold                      143           1      2.80%       15,286          56      1.47%
     Other                                 3,585          87      9.71%           --          49        --
                                       ---------    --------    ------     ---------    --------    ------
Total interest earning assets            220,511       3,022      5.48%      206,424       2,719      5.72%
Non-interest earning assets               17,027                              16,194
                                       ---------                           ---------
Total assets                           $ 237,538                           $ 222,618
                                       =========                           =========

Interest bearing liabilities:
Deposit accounts                       $ 140,724         483      1.37%    $ 153,364         871      2.27%
Federal Home Loan Bank
   advances                               48,978         554      4.52%       35,000         506      5.78%
Other borrowings                          10,996          33      1.20%           --          --        --
                                       ---------    --------    ------     ---------    --------    ------
     Total interest bearing
        liabilities                      200,698       1,070      2.13%      188,364       1,377      2.92%
Non-interest bearing liabilities           4,901                               2,003
                                       ---------                           ---------
     Total liabilities                   205,599                             190,367
Total equity                              31,939                              32,251
                                       ---------                           ---------
     Total liabilities and equity      $ 237,538                           $ 222,618
                                       =========                           =========

Net interest spread (4)                             $  1,952      3.35%                 $  1,342      2.34%
Net interest margin as a percentage
   of interest-earning assets (5)                                 3.54%                               2.60%

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

                           DutchFork Bancshares, Inc.
                      Analysis of Allowance for Loan Losses

                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                             2003           2002
                                                          ----------     ----------
Allowance for loan losses, beginning of period            $  400,892     $  424,322
Charged-off loans:
     One- to four-family real estate                              --             --
     Multi-family                                                 --             --
     Commercial real estate                                       --             --
     Construction                                                 --             --
     Land                                                         --             --
     Commercial                                                   --         41,222
     Consumer                                                 33,664         81,106
                                                          ----------     ----------
         Total charged-off loans                              33,664        122,328
                                                          ----------     ----------

Recoveries on loans previously charged off:
     One- to four-family real estate                              --             --
     Multi-family                                                 --             --
     Commercial real estate                                       --             --
     Construction                                                 --             --
     Land                                                         --             --
     Commercial                                                   --             --
     Consumer                                                  4,006         16,060
                                                          ----------     ----------
         Total recoveries                                      4,006         16,060
                                                          ----------     ----------

Net loans charged-off                                         29,658        106,268
                                                          ----------     ----------

Provision for loan losses                                         --             --
                                                          ----------     ----------

Allowance for loan losses, end of period                  $  371,234     $  318,054
                                                          ==========     ==========

Net loans charged-off to average interest-earning
   loans                                                        0.05%          0.17%

Allowance for loan losses to total loans                        0.64%          0.53%

Allowance for loan losses to nonperforming loans
   and troubled debt restructurings                            35.40%         35.18%

Net loans charged-off to allowance for loan losses              9.07%         38.46%

Recoveries to charge-offs                                      11.90%         13.13%

Item 3. Controls and Procedures

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            10.5 Newberry Federal Savings Bank Employee Severance Compensation Plan (2)

            10.6 Adoption Agreement for Employees' Savings & Profit Sharing Plan & Trust (1)

            10.7  DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)

            10.8 Newberry Federal Savings Bank Director Deferred Compensation Plan (4)

            10.9  Form of Newberry Federal Savings Bank Split Dollar Agreement
                  (5)

            10.10 Newberry Federal Savings Bank Salary Continuation Agreement
                  with J. Thomas Johnson (5)

            10.11 Newberry Federal Savings Bank Salary Continuation Agreement
                  with Steve P. Sligh (5)

            10.12 DutchFork Bancshares, Inc. Noncompetition Agreement with J.
                  Thomas Johnson (5)

            10.13 DutchFork Bancshares, Inc. Noncompetition Agreement with Steve
                  P. Sligh (5)

            10.14 Form of Newberry Federal Savings Bank Director Retirement
                  Agreement (5)

            31.1 Rule 13a-14(a)/15d-14(a) Certification (President and Chief Executive Officer)

            31.2  Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)

            32.0  Section 1350 Certifications

      (b)   Reports on Form 8-K

            The Company furnished a Current Report on Form 8-K on October 28, 2003 announcing its financial results for the year ended September 30, 2003. The press release was included as an exhibit to the Form 8-K.

            The Company filed a Current Report on Form 8-K on December 4, 2003 announcing the date of its annual meeting. The press release was included as an exhibit to the Form 8-K.

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

(3) Incorporated herein by reference from the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

(4) Incorporated herein by reference from the Exhibits to Form S-8 Registration Statement, filed on August 23, 2001, Registration No. 333-68214.

(5) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

      SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      DUTCHFORK BANCSHARES, INC.
            (Registrant)

      Date: February 13, 2004


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