Form 10QSB
period 2004-03-31
DUTCHFORK BANCSHARES INC
filed 2004-05-17
CIK 1107710

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      1,125,981 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 3, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets at March 31, 2004 and September 30, 2003 (unaudited)

Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months and Six Months Ended March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2: Management's Discussion and Analysis or Plan of Operation

Item 3: Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

Item 2: Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                          March 31,        September 30,
                                                            2004                2003
                                                        ------------       -------------
                                                         (unaudited)        (unaudited)
Assets
Cash and cash equivalents                               $  7,223,152        $  2,653,640
Investments and mortgage-backed securities:
      Available-for-sale:
           Investments (cost of $109,656,830 and
             $143,998,688 at March 31, 2004 and
             September 30, 2003, respectively)           106,331,326         141,851,562
           Mortgage-backed securities (cost of
             $26,715,120 and $19,117,095 at
             March 31, 2004 and September 30,
             2003, respectively)                          24,000,523          18,908,681
      Held-to-maturity:
           Investments (fair value of $2,226,810
             and $50,000 at March 31, 2004 and
             September 30, 2003, respectively)             2,050,000              50,000
           Mortgage-backed securities (fair
             value of $1,183,135 and $1,368,324
             at March 31, 2004 and September 30,
             2003 respectively)                            1,160,645           1,355,226
Loans receivable                                          55,136,420          58,371,056
Premises, furniture and equipment, net                     3,063,832           3,179,428
Accrued interest receivable:
      Loans and mortgage-backed securities                   340,198             346,945
      Investments and other property                         637,530             690,454
Prepaid assets                                               259,287             408,299
Prepaid income taxes and taxes receivable                    775,292             518,585
Deferred tax asset                                           619,240             936,622
Other                                                      5,451,940           5,782,861
                                                        ------------        ------------
Total assets                                            $207,049,385        $235,053,359
                                                        ============        ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                March 31,           September 30,
                                                                   2004                  2003
                                                              -------------         -------------
                                                               (unaudited)           (unaudited)
Liabilities and stockholders' equity
Liabilities:
      Deposit accounts                                        $ 139,984,057         $ 143,429,056
      Federal Home Loan Bank advances                            35,000,000            55,000,000
      Advances from borrowers for taxes
         and insurance                                               32,194                62,316
      Federal funds purchased                                            --             2,613,022
      Accrued income taxes payable                                   12,894               317,382
      Accrued expenses                                              642,320               748,729
      Accrued interest payable                                      173,746               234,581
      Other                                                         102,194                90,502
                                                              -------------         -------------
Total liabilities                                               175,947,405           202,495,588
                                                              -------------         -------------

Commitments and contingencies                                            --                    --

Stockholders' equity:
      Preferred stock, $.01 par value, 500,000 shares
         authorized and unissued                                         --                    --
      Common stock, $.01 par value,
         4,000,000 shares authorized, 1,560,550 issued
         and outstanding at March 31,2004 and
         September 30, 2003                                          15,605                15,605
      Additional paid-in capital                                 15,136,730            15,022,479
      Retained earnings, substantially restricted                32,625,609            31,446,192
      Accumulated other comprehensive income (loss)              (4,324,519)           (1,470,979)
      Treasury stock (434,569 shares at March 31,
      2004 and September 30, 2003)                              (10,617,620)          (10,543,034)
      Unearned 2001 Stock-Based Incentive Plan shares
         (34,965 and 43,079 shares
         at March 31, 2004 and
         September 30, 2003, respectively)                         (657,146)             (809,608)
      Unearned employee stock ownership plan shares              (1,076,679)           (1,102,884)
                                                              -------------         -------------
Total stockholders' equity                                       31,101,980            32,557,771
                                                              -------------         -------------
Total liabilities and stockholders' equity                    $ 207,049,385         $ 235,053,359
                                                              =============         =============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income

                                                    Three Months Ended             Six Months Ended
                                                         March 31,                     March 31,
                                                    2004           2003           2004           2003
                                                 ----------     ----------     ----------     ----------
                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)
Interest income:
      Loans receivable                           $  865,876     $  988,838     $1,776,235     $2,079,482
      Investments                                 1,127,473        486,478      2,402,866      1,336,373
      Mortgage-backed and related securities        394,107        732,965      1,123,909      1,458,512
      Other interest-earning assets                  96,446         83,078        203,918        136,867
                                                 ----------     ----------     ----------     ----------
           Total interest income                  2,483,902      2,291,359      5,506,928      5,011,234
                                                 ----------     ----------     ----------     ----------

Interest expense:
      Interest expense on deposit accounts          461,056        757,416        944,025      1,627,997
      Federal Home Loan Bank advances               507,325        509,091      1,061,598      1,014,965
      Other borrowings                               23,845             84         56,677             84
                                                 ----------     ----------     ----------     ----------
      Total interest expense                        992,226      1,266,591      2,062,300      2,643,046
                                                 ----------     ----------     ----------     ----------

Net interest income                               1,491,676      1,024,768      3,444,628      2,368,188
      Provision for loan losses                     185,000        140,000        185,000        140,000
                                                 ----------     ----------     ----------     ----------
      Net interest income after
         provision for loan losses                1,306,676        884,768      3,259,628      2,228,188
                                                 ----------     ----------     ----------     ----------

Noninterest income:
      Gain (loss) on sale of securities, net        505,993      1,447,136        577,084      1,853,829
      Loan servicing fees                               560            895          1,104          2,758
      Bank service charges                          140,981        137,546        276,572        275,637
      Other                                          52,939        105,987        112,622        207,545
                                                 ----------     ----------     ----------     ----------
           Total noninterest income                 700,473      1,691,564        967,382      2,339,769
                                                 ----------     ----------     ----------     ----------

Noninterest expense:
      Compensation and benefits                     945,826        800,720      1,669,242      1,651,474
      Occupancy                                     104,111        110,937        207,555        227,702
      Furniture and equipment                        18,275         19,102         35,855         31,317
      Marketing                                      19,932         24,612         42,791         52,189
      Other                                         390,841        550,501        933,002        896,062
                                                 ----------     ----------     ----------     ----------
           Total noninterest expense              1,478,985      1,505,872      2,888,445      2,858,744
                                                 ----------     ----------     ----------     ----------

Income before income taxes                          528,164      1,070,460      1,338,565      1,709,213
Provision for Income taxes                           69,958        184,879        159,146        257,191
                                                 ----------     ----------     ----------     ----------
Net income                                       $  458,206     $  885,581     $1,179,419     $1,452,022
                                                 ==========     ==========     ==========     ==========

Net income per share (basic)                     $      .46     $      .85     $     1.19     $     1.38
                                                 ==========     ==========     ==========     ==========

Net income per share (diluted)                   $      .43     $      .81     $     1.11     $     1.31
                                                 ==========     ==========     ==========     ==========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations

                                                         Three Months Ended                Six Months Ended
                                                             March 31,                         March 31,
                                                      2004             2003             2004             2003
                                                   -----------      -----------      -----------      -----------
                                                   (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net income                                         $   458,206      $   885,581      $ 1,179,419      $ 1,452,022

Other comprehensive income (loss), net of tax:
      Unrealized (losses) arising during
         the period, net of tax effect of
         $469,770, $121,600, $1,067,948 and
         $550,038 for the three months ended
         months ended March 31, 2004 and
         2003 and the six months ended March
         31, 2004 and 2003, respectively            (1,879,080)        (198,909)      (2,853,540)        (899,727)
                                                   -----------      -----------      -----------      -----------

Comprehensive income (loss)                        $(1,420,874)     $   686,672      $(1,674,121)     $   552,295
                                                   ===========      ===========      ===========      ===========

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                         Accumulated
                                                         Additional                         Other
                             Number of       Common       Paid-in          Retained     Comprehensive
                              Shares         Stock        Capital          Earnings     Income (Loss)
                            ----------      -------     -----------      -----------     -----------
                                                                                          (unaudited)
Balance at September
   30, 2003                  1,084,768      $15,605     $15,022,479      $31,446,192     $(1,470,979)
Net income                                                                 1,179,417
Release of 4,160 ESOP
   shares                                                   133,339
Release of Incentive
   Plan shares                   8,114                      (19,088)
Purchase of treasury
   stock                        (1,860)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $1,067,948)                                                                         (2,853,540)
                            ----------      -------     -----------      -----------     -----------
Balance at March
   31, 2004                  1,091,022      $15,605     $15,136,730      $32,625,609     $(4,324,519)
                            ==========      =======     ===========      ===========     ===========

                             Treasury         Incentive                       Stockholders'
                               Stock            Plan          ESOP Loan          equity
                            ------------      ---------      -----------      ------------
                                                                               (unaudited)
Balance at September
   30, 2003                 $(10,543,034)     $(809,608)     $(1,102,884)     $ 32,557,771
Net income                                                                       1,179,417
Release of  4,160 ESOP
   shares                                                         26,205           159,544
Release of Incentive
   Plan shares                                  152,462                            133,374
Purchase of treasury
   stock                         (74,586)                                          (74,586)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $1,067,948)                                                               (2,853,540)
                            ------------      ---------      -----------      ------------
Balance at March
   31, 2004                 $(10,617,620)     $(657,146)     $(1,076,679)     $ 30,101,980
                            ============      =========      ===========      ============

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                  Six Months Ended March 31,
                                                                    2004              2003
                                                                ------------      ------------
                                                                 (unaudited)       (unaudited)
Operating Activities
Net income                                                      $  1,179,417      $  1,452,022
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation                                                   139,818           158,115
      Provision for loan losses                                      185,000                --
      Incentive plan shares issued                                   152,462                --
      (Gain) loss on sales of investments and mortgage-
           backed securities                                        (577,084)       (1,853,829)
      Net (gain) loss on sales on loans                               (3,906)          (48,201)
      Increase (decrease) in deferred loan origination fees               --           (19,074)
      Amortization of premiums (discounts) on investments,
         mortgage-backed securities and loans                        120,927           (14,004)
      Decrease (increase) in accrued interest receivable              59,671            23,736
      Decrease (increase) in prepaid and other assets                223,226        (4,858,567)
      Decrease (increase) in deferred tax asset                      317,382           550,040
      Increase (decrease) in accrued interest payable                (60,835)          100,699
      Increase (decrease) in accounts payable and accrued
        expenses                                                    (106,409)               --
      Increase (decrease) in other liabilities                    (1,811,135)           52,061
      Origination of loans held for sale                            (721,950)       (5,666,750)
      Proceeds from sales of trading securities                           --         6,500,000
      Purchases of trading securities                                     --       (10,000,000)
      Proceeds from sale of loans held for sale                      157,456         5,501,869
                                                                ------------      ------------
Net cash provided (used) by operating activities                    (745,960)       (8,121,883)
                                                                ------------      ------------

                           DutchFork Bancshares, Inc.
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                            Six Months Ended March 31,
                                                              2004               2003
                                                         -------------      -------------
                                                          (unaudited)         (unaudited)
Investing Activities
Principal payments on mortgage-backed securities             5,747,237         45,006,812
Loan proceeds                                                       --          6,419,265
Purchases of available-for-sale securities                 (21,668,893)      (178,721,743)
Purchases of investments held to maturity                   (2,000,000)                --
Proceeds from sales of available-for-sale securities        43,052,575        116,130,026
Net (increase) decrease in loans receivable                  3,618,036          2,973,518
Purchases of premises, furniture and equipment                 (24,222)           (43,732)
                                                         -------------      -------------
Net cash provided (used) by investing activities            28,724,733         (8,235,854)
                                                         -------------      -------------

Financing Activities
Net increase (decrease) in deposit accounts                 (3,444,999)           561,248
Proceeds from Federal Home Loan Bank advances              (20,000,000)                --
Proceeds from other borrowings                              32,340,000                 --
Repayments of other borrowings                             (32,340,000)                --
Release of ESOP shares                                          26,205                 --
Repayment of ESOP loan                                              --             24,133
Purchase of treasury stock                                      39,655         (2,589,368)
Unallocated incentive plan                                          --            152,462
Increase (decrease) in advances from borrowers for
   taxes and insurance                                         (30,122)           (14,983)
                                                         -------------      -------------
Net cash provided by financing activities                  (23,409,261)        (1,866,508)
                                                         -------------      -------------
Net increase (decrease) in cash and cash equivalents         4,569,512        (18,224,245)
Cash and cash equivalents at beginning of year               2,653,640         21,130,629
                                                         -------------      -------------
Cash and cash equivalents at end of year                 $   7,223,152      $   2,906,384
                                                         =============      =============

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during the year for:
       Interest                                          $   2,765,185      $   4,539,257
       Taxes                                             $    (667,412)     $     120,956

                           DutchFork Bancshares, Inc.
                          Notes to Financial Statements
                                 March 31, 2004

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

Note 3 - Earnings Per Share

      The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                Three Months Ended              Six Months Ended
                                                     March 31,                      March 31,
                                             -------------------------     -------------------------
                                                2004           2003           2004           2003
                                             ----------     ----------     ----------     ----------
      Basic EPS computation:
         Numerator                           $  458,206     $  885,581     $1,179,419     $1,452,022
                                             -------------------------------------------------------

      Denominator                               991,793      1,037,245        989,365      1,054,744
                                             ----------     ----------     ----------     ----------

      Basic EPS                              $     0.46     $     0.85     $     1.19     $     1.38
                                             ==========     ==========     ==========     ==========

      Diluted EPS computation:
         Numerator                           $  458,206     $  885,581     $1,179,419     $1,452,022
                                             -------------------------------------------------------
      Denominator:
         Common shares outstanding              991,793      1,037,245        989,365      1,054,744
      Dilutive securities:
         Stock options - treasury stock
            method                               57,891         44,777         58,519         42,110
         Incentive plan - treasury stock
            method                               11,517         12,595         12,678         12,585
                                             ----------     ----------     ----------     ----------
                                              1,061,201      1,094,617      1,060,562      1,109,439
                                             ----------     ----------     ----------     ----------
                                             $     0.43     $     0.81     $     1.11     $     1.31
                                             ==========     ==========     ==========     ==========

            The average market price used in calculating the assumed number of shares issued for the three months and six months ended March 31, 2004 and 2003 was $38.29 and $29.17, $38.85 and $27.87 per share, respectively.

Note 4 - Subsequent Event

      On April 12, 2004, the Company entered into and Agreement and Plan of Merger with First Community Corporation ("First Community") the holding company for First Community Bank, N.A. The Agreement provides among other things that DutchFork will merge with and into First Community with First Community as the surviving entity. Immediately following the merger, Newberry Federal will merge with and into First Community Bank, N.A., with First Community Bank N.A. being the surviving entity.

      Pursuant to the Agreement, each share of DutchFork common stock issued and outstanding immediately before the Effective Date (as defined in the Agreement) will be converted into the right to receive at the election of the holder either
(i) $42.75 in cash, without interest or (ii) 1.78125 shares of First Community common stock, subject to the allocation and election procedures set forth in the Agreement.

      Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Agreement by the respective stockholders of DutchFork and of First Community and approval by the appropriate regulatory agencies.

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

Comparison of Financial Condition at March 31, 2004 and September 30, 2003:

      Total assets decreased by $28.1 million from $235.1 million at September 30, 2003 to $207.0 million at March 31, 2004. During the six months ended March 31, 2004, the Bank repaid $20.0 million of Federal Home Loan Bank advances and $2.6 million of federal funds purchased. In addition, deposit account balances declined by $3.4 million during the six month period. The repayment of these balances resulted in a decrease in investments. Investments declined $35.5 million and mortgage backed securities increased by $6.9 million.

      At March 31, 2003, the Bank did not have any investments held for trading. Depending on market volatility and the elements of supply and demand certain investments are purchased with the expressed intent of selling them prior to their stated maturity and are placed in a trading account. Prevailing market conditions and risk exposure determine when this procedure is followed.

      Loans receivable at March 31, 2004 and September 30, 2003 were as follows:

                                                    March 31,     September 30,
                                                      2004             2003
                                                   -----------    -------------
      Commercial real estate                       $11,069,187     $10,966,123
      Commercial - other                             7,903,569       8,719,151
      Real estate construction                         751,000         811,000
      Residential mortgage - 1-4 family             23,500,948      25,192,999
      Second mortgage loans, home equity
        loans and lines of credit                    5,265,908       5,671,360
      Multi-family                                     775,725         812,001
      Consumer loans                                 6,684,176       7,064,593
                                                   -----------     -----------
                                                    55,950,513      59,237,227
                                                   -----------     -----------

      Less:
           Allowance for loan losses                   395,496         400,892
           Loans in process                            418,347         464,996
           Deferred loan origination fees, net             250             283
                                                   -----------     -----------
                                                       814,093         866,171
                                                   -----------     -----------
      Loans receivable, net                        $55,136,420     $58,371,056
                                                   ===========     ===========

      Loans receivable declined by $3,235,000 during the six months ended March 31, 2004 due to loan pay-offs largely due to the declining interest rate environment.

      Non-accrual loans totaled $481,163 at March 31, 2004 compared to $550,000 at September 30, 2003. When a loan becomes 90 days past due, it is converted to non-accrual status. The Bank had no loans past 90 days or more still accruing interest at March 31, 2004 and September 30, 2003. Loans receivable that were troubled debt restructurings totaled $457,759 at March 31, 2004 and $193,000 at September 30, 2003. Interest income that would have been recorded for the six months ended March 31, 2004, had nonaccruing loans been current according to their original terms, amounted to approximately $42,850. The Bank included income on such loans of $26,755 in total interest income for the six months ended March 31, 2004. There are no loans which are not discussed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

      Other assets at March 31, 2004 include $5,444,000 and $5,340,000, respectively of cash surrender value of Bank-owned life insurance on directors, officers and employees.

      At March 31, 2004, total equity was $31.1 million, after a $4.3 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2003 of $32.6 million, including a $1.5 million unrealized gain, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. During the six months ended March 31, 2004, the market values of investments and mortgage-backed securities decreased by $3,921,448, and after the tax effect of $1,067,948, equity decreased by $2,853,540 from this decrease in market values.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003:

Net Income

      Net income for the three months ended March 31, 2003 decreased by $427,000 to $458,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $422,000, and non-interest income decreased by $991,000. The decrease in non-interest income was primarily due to a decrease of $941,000 gain on the sale of securities.

Net Interest Income

      Net interest income increased from $1.0 million for the three months ended March 31, 2003 to $1.5 million for the same period in 2004. This was a result of a $193,000 increase in total interest income and a $274,000 decrease in total interest expense.

      Total interest income increased by $193,000 primarily due to a 0.37% increase in the average yield. Average interest-earning assets remained relatively constant.

      Total interest expense decreased due to a $274,000 due to a 0.56% decrease in the average interest rate paid, and a $3.1 million decrease in average interest-bearing liabilities.

Provision for Loan Losses

      The provision for loan losses for the three months ended March 31, 2004 was $185,000, compared to $140,000 for the same period in 2003. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. The changes in concentration of loans between December 31, 2003 and March 31, 2004 were relatively insignificant, though the overall portfolio did decline by approximately $1,968,000. The addition to the allowance for the quarter ended March 31, 2004 was needed to offset charge-offs for the quarter. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory, and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

      The table on page 22 presents an analysis on the Bank's allowance for loan losses.

Non-Interest Income

      Non-interest income decreased by $991,000, primarily as a result of a decrease of $941,000, in gains on the sale of securities. Securities were sold during the three months ended March 31, 2003 as part of a restructuring plan designed to protect the Bank from the volatility in the rate environment.

Non-Interest Expense

      Non-interest expense decreased from $1,506,000 for the three months ended March 31, 2003 to $1,479,000 for the three months ended March 31, 2004. The decrease was primarily a result of a decrease in other expenses in the period ended March 31, 2004, which was partially offset by an increase in compensation and benefits.

Provision for Income Taxes

      Income tax decreased by $115,000 for the three months ended March 31, 2004 when compared with the same period for the prior year due to the decline in income and due to the lower effective rate since the dividend exclusion on preferred stocks was a greater portion of income before income taxes.

Comparison of Operating Results for the Six Months Ended March 31, 2004 and March 31, 2003:

Net Income

      Net income for the six months ended March 31, 2004 decreased by $273,000 to $1.2 million when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $1,031,000, and non-interest income decreased by $1.4 million. The decrease in non-interest income was primarily due to a $1.3 million decrease in the gain on the sale of securities during the period ended March 31, 2004.

Net Interest Income

      Net interest income increased from $2.4 million for the six months ended March 31, 2003 to $3.4 million for the same period in 2004. This was a result of a $496,000 increase in total interest income and a $581,000 decrease in total interest expense.

      Total interest income increased due to a $7.5 million increase in average interest earning assets, along with a .29% increase in the average yield.

      Total interest expense decreased by $581,000 due to a .67% decrease in the average interest rate paid which was only partially offset by a $4.5 million increase in average interest bearing liabilities.

Provision for Loan Losses

      The provision for loan losses for the six months ended March 31, 2004 was $185,000, compared to $140,000 for the same period in 2003. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. The addition to the allowance for the six months ended March 31, 2004 was needed to offset the charge-offs for the six months ended March 31, 2004 and to increase the allowance to the approximate level at the beginning of the period. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

Non-Interest Income

      Non-interest income decreased by $1.4 million, primarily as a result of a decrease of $1.3 million in gains on the sale of securities. Securities were sold during the six months ended March 31, 2004 as part of a restructuring plan designed to protect the Bank from the volatility in the rate environment.

Non-Interest Expense

      Non-interest expense increased by $30,000 for the six months ended March 31, 2004 with no significant changes from category to category for the same period for the prior year.

Provision for Income Taxes

      Income tax decreased by $98,000 for the six month period ended March 31, 2004 when compared with the similar period for the prior year due to the decline in income before income taxes and due to the lower effective rate since the dividend exclusion on preferred stocks was a greater portion of income before income taxes.

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

      The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At March 31, 2004, the Bank was in compliance with all applicable capital requirements.

      The Bank's actual capital amounts and ratios are presented in the following table:

                                                                           To Be Well
                                                                           Capitalized
                                                      Minimum              For Prompt
                                                     For Capital           Corrective
                                                      Adequacy               Action
                               Actual                 Purposes             Provisions
                         ------------------      -----------------     ------------------
                         Ratio       Amount      Ratio     Amount      Ratio       Amount
                         -----      -------      -----     -------     -----      -------
                                              (dollars in thousands)
March 31, 2004:
  Tangible capital       15.82%     $33,745      2.00%     $ 4,266       N/A          N/A
  Core capital           15.82%     $33,745      4.00%     $ 8,532      5.00%     $10,666
  Risk-based capital     19.43%     $34,020      8.00%     $14,008     10.00%     $17,510

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                           Three Months Ended March 31,         Three Months Ended March 31,
                                                        2004                                 2003
                                         Average                   Yield/     Average                   Yield/
                                         Balance      Interest      Rate      Balance      Interest      Rate
                                         --------     --------     ------     --------     --------     ------
Interest earning assets:
      Loans receivable (1)               $ 56,525     $    866      6.13%     $ 58,915     $    989      6.71%
      Interest-bearing deposits (2)         2,592           15      2.31%          305            4      5.25%
      Investment securities (3)           103,742        1,125      4.34%       83,151          454      2.18%
      Mortgage-backed securities           32,330          394      4.87%       44,514          733      6.59%
      Federal funds sold                    1,437            3       .84%       11,713           34      1.16%
      Other                                 2,877           81     11.40%           --           77        --
                                         --------     --------     -----      --------     --------     -----
Total interest earning assets             199,503        2,484      4.98%      198,598        2,291      4.61%
Non-interest earning assets                15,031                               21,452
                                         --------                             --------
Total assets                             $214,534                             $220,050
                                         ========                             ========

Interest bearing liabilities:
Deposits:
      Deposit accounts                   $142,787          461      1.29%     $151,202          758      2.00%
      Federal Home Loan Bank
          advances                         35,000          507      5.81%       35,000          509      5.82%
      Other borrowings                      5,322           24      1.80%           --           --        --
                                         --------     --------                --------     --------     -----
Total interest bearing
         liabilities                      183,109          992      2.16%      186,202        1,267      2.72%
Non-interest bearing liabilities              487                                2,636
                                         --------                             --------
      Total liabilities                   183,596                              188,838
Total retained earnings                    30,938                               31,212
                                         --------                             --------
      Total liabilities and retained
        earnings                         $214,534                             $220,050
                                         ========                             ========

Net interest spread (4)                               $  1,492      2.82%                  $  1,024      1.89%
Net interest margin as a percentage
   of interest-earning assets (5)                                   2.99%                                2.06%

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

                           DutchFork Bancshares, Inc.
               Yields on Average Interest Earning Assets and Rates
                     On Average Interest Bearing Liabilities
                                 (In Thousands)

                                             Six Months Ended March 31,           Six Months Ended March 31,
                                                        2004                                 2003
                                         Average                   Yield/     Average                   Yield/
                                         Balance      Interest      Rate      Balance      Interest      Rate
                                         --------     --------     ------     --------     --------     ------
Interest earning assets:
      Loans receivable (1)               $ 56,984     $  1,776      6.23%     $ 60,074     $  2,079      6.92%
      Interest-bearing deposits (2)         2,553           35      2.74%        1,789            9      1.01%
      Investment securities (3)           109,794        2,399      4.37%       72,031        1,246      3.45%
      Mortgage-backed securities           36,655        1,124      6.13%       55,118        1,459      5.29%
      Federal funds sold                      790            4      1.01%       13,500           90      3.95%
      Other                                 3,231          169     10.46%           --          128        --
                                         --------     --------     -----      --------     --------     -----
Total interest earning assets             210,007        5,507      5.24%      202,512        5,011      4.94%
Non-interest earning assets                15,406                               18,823
                                         --------                             --------
Total assets                             $225,413                             $221,335
                                         ========                             ========

Interest bearing liabilities:
Deposits:
      Deposit accounts                   $141,517          944      1.33%     $152,158        1,628      2.13%
      Federal Home Loan Bank
        advances                           41,989        1,062      5.06%       35,000        1,015      5.82%
      Other borrowings                      8,159           57      1.39%           --           --        --%
                                         --------     --------     -----      --------     --------     -----
Total interest bearing
         liabilities                      191,665        2,063      2.15%      187,158        2,643      2.82%
Non-interest bearing liabilities            2,233                                1,568
                                         --------                             --------
      Total liabilities                   193,898                              188,726
Total retained earnings                    31,515                               32,609
                                         --------                             --------
      Total liabilities and retained
        earnings                         $225,413                             $221,335
                                         ========                             ========

Net interest spread (4)                               $  3,444      3.10%                  $  2,368      2.12%
Net interest margin as a percentage
   of interest-earning assets (5)                                   3.28%                                2.33%

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

                           DutchFork Bancshares, Inc.
                      Analysis of Allowance for Loan Losses

                                                    Three Months Ended March 31,     Six Months Ended March 31,
                                                    ----------------------------     --------------------------
                                                         2004          2003              2004          2003
                                                       --------      --------          --------      --------
Allowance for loan losses, beginning of period         $371,234      $318,054          $400,892      $424,322

Charged-off loans:
      One- to four-family real estate
      Multi-family
      Commercial real estate
      Construction
      Land
      Commercial                                        141,242                         141,242        41,222
      Consumer                                           40,356        14,676            74,020        95,781
                                                       --------      --------          --------      --------
           Total charged-off loans                      181,598        14,676           215,262       137,003
                                                       --------      --------          --------      --------

Recoveries on loans previously charged off:
      One- to four-family real estate
      Multi-family
      Commercial real estate
      Construction
      Land
      Commercial
      Consumer                                           20,860        12,910            24,866        28,969
                                                       --------      --------          --------      --------
           Total recoveries                              20,860        12,910            24,866        28,969
                                                       --------      --------          --------      --------

Net loans charged-off                                   160,738         1,766           190,396       108,034
                                                       --------      --------          --------      --------
Provision for loan losses                               185,000       140,000           185,000       140,000
                                                       --------      --------          --------      --------

Allowance for loan losses, end of period               $395,496      $456,288          $395,496      $456,288
                                                       ========      ========          ========      ========

Net loans charged-off to average interest-earning
   loans                                                   0.32%         0.00%             0.38%         0.18%

Allowance for loan losses to total loans                   0.71%         0.77%             0.71%         0.77%

Allowance for loan losses to nonperforming loans
   and troubled debt restructurings                       68.54%        43.60%            68.54%        43.60%

Net loans charged-off to allowance for loan losses        45.92%         0.38%            48.14%        23.77%

Recoveries to charge-offs                                 11.49%        87.36%            11.55%        21.14%

Item 3. Controls and Procedures

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      There are no material legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

                                                                                                                (d)
                                                                                                         Maximum number (or
                                (a)                 (b)                        (c)                    approximate dollar value
                          Total number of      Average price    Total number of shares (or units)    of shares (or units) that
                         shares (or units)     paid per share     purchased as part of publicly         may yet be purchased
                             purchased           (or unit)         announced plans or programs      under the plans or programs
                             ---------           ---------         ---------------------------      ---------------------------
Period
Jan 1,2004
 through Jan 31,
 2004                            --                 --                          --                               --

Feb 1,2004
 through Feb 29,
 2004                            --                 --                          --                               --

March 1,2004
 through March
 31, 2004                        --                 --                          --                               --

Total                            --                 --                          --                               --

      (1) In January 2003, the Company announced a repurchase program under which it would repurchase up to $5,000,000 of the Company's common stock. The repurchase program expired in January 2004 without the full amount being repurchased.

Item 3. Defaults upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Security Holders

      On February 5, 2004, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms and the ratification of Clifton D. Bodiford, CPA as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

      Election of Directors         Number of Votes        Number of Votes
      ---------------------               FOR                  WITHHELD
                                    ---------------        ---------------

      Dr. James Wiseman                 872,093                 30,296

      The Directors whose terms continued and the years their terms expire are as follows: Steve P. Sligh (2005), Dr. Robert Livingston (2005) and Dr. James Wiseman (2004).

                               Number of Votes  Number of Votes  Number of Votes
                                     FOR            AGAINST          ABSTAIN
                               ---------------  ---------------  ---------------
2. Ratification of Clifton D.
   Bodiford, CPA as the
   Company's Independent
   Auditor                         899,926           1,800             663

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

            10.13 DutchFork Bancshares, Inc. Noncompetition Agreement with Steve
                  P. Sligh (5)

            10.14 Form of Newberry Federal Savings Bank Director Retirement
                  Agreement (5)

            31.1 Rule 13a-14(a)/15d-14(a) Certification (President and Chief Executive Officer)

            31.2  Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)

            32.0  Section 1350 Certifications

      (b)   Reports on Form 8-K

            The Company furnished a Current Report on Form 8-K on February 2, 2004 announcing its financial results for the three months ended December 31, 2003. The press release was included as an exhibit to the Form 8-K.

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

      Date: May 13, 2004


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