Form 10QSB
period 2004-06-30
DUTCHFORK BANCSHARES INC
filed 2004-08-16
CIK 1107710

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         -    EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

         - TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                           COMMISSION FILE NO. 0-30483
                                               -------

                           DUTCHFORK BANCSHARES, INC.
                           --------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

        DELAWARE                             57-1094236
        --------                             ----------
        STATE OR OTHER JURISDICTION OF       I.R.S. EMPLOYER IDENTIFICATION NO.
        INCORPORATION OR ORGANIZATION

                1735 WILSON ROAD, NEWBERRY, SOUTH CAROLINA 29108
                ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (803) 321-3200
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
                    -----------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                       ---   ---
         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         1,125,981 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, WERE ISSUED AND OUTSTANDING AS OF AUGUST 2, 2004.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO X
                                                                     ---    ---

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2004 and September 30, 2003 (unaudited)

Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 2004 and 2003 (unaudited)

Consolidated Statements of Comprehensive Operations for the Three Months and Nine Months Ended June 30, 2004 and 2003 (unaudited)

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004 and 2003 (unaudited)

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



                                   DUTCHFORK BANCSHARES, INC.
                                        AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                                                                JUNE 30,           SEPTEMBER 30,
                                                                                  2004                 2003
                                                                           ------------------   -------------------
                                                                               (UNAUDITED)         (UNAUDITED)
ASSETS
Cash and cash equivalents                                                  $     2,123,517        $  2,653,640
Investments and mortgage-backed securities:
     Available-for-sale:
         Investments (cost of $109,782,801 and
           $143,998,688 at June 30, 2004 and
           September 30, 2003, respectively)                                   104,046,384         141,901,562
         Mortgage-backed securities (cost of
           $34,661,831 and $19,117,095 at
           June 30, 2004 and September 30,
           2003, respectively)                                                  34,305,724          18,908,681
     Held-to-maturity:
         Mortgage-backed securities (fair
           value of $1,368,324 at September
           30, 2003)                                                                     -           1,355,226
Loans receivable                                                                51,272,162          58,371,056
Premises, furniture and equipment, net                                           2,994,527           3,179,428
Accrued interest receivable:
     Loans and mortgage-backed securities                                          309,583             346,945
     Investments and other property                                                716,310             690,454
Prepaid assets                                                                     187,008             408,299
Prepaid income taxes and taxes receivable                                          764,701             518,585
Deferred tax asset                                                                 619,240             936,622
Other                                                                            5,550,301           5,782,861
                                                                           ---------------        ------------
TOTAL ASSETS                                                               $   202,889,457        $235,053,359
                                                                           ===============        ============



                                   DUTCHFORK BANCSHARES, INC.
                                       AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                               MARCH 31,         SEPTEMBER 30,
                                                                                2004                 2003
                                                                         ------------------  -------------------
                                                                               (UNAUDITED)         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposit accounts                                                        $ 135,241,749       $ 143,429,056
     Federal Home Loan Bank advances                                            35,000,000          55,000,000
     Advances from borrowers for taxes
        and insurance                                                               33,635              62,316
     Federal funds purchased                                                       795,000           2,613,022
     Accrued income taxes payable                                                   17,689             317,382
     Accrued expenses                                                              537,005             748,729
     Accrued interest payable                                                      119,939             234,581
     Other                                                                         204,416              90,502
                                                                             -------------       -------------
TOTAL LIABILITIES                                                              171,949,433         202,495,588
                                                                             -------------       -------------

Commitments and contingencies                                                            -                   -
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares
        authorized and unissued                                                          -                   -
     Common stock, $.01 par value,
        4,000,000 shares authorized, 1,560,550 issued
        and outstanding at June 30, 2004 and September
        30, 2003                                                                    15,605              15,605
     Additional paid-in capital                                                 15,214,305          15,022,479
     Retained earnings, substantially restricted                                31,974,348          31,446,192
     Accumulated other comprehensive income (loss)                              (3,926,904)         (1,470,979)
     Treasury stock (434,569 and 432,709 shares at June
        30, 2004 and September 30, 2003, respectively)                         (10,617,620)        (10,543,034)
     Unearned 2001 Stock-Based Incentive Plan shares
        (34,965 and 43,079 shares at March 31, 2004 and
        September 30, 2003, respectively)                                         (657,146)           (809,608)
     Unearned employee stock ownership plan shares                              (1,062,564)         (1,102,884)
                                                                             -------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                      30,940,024          32,557,771
                                                                             -------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 202,889,457        $235,053,359
                                                                             =============        ============



                                   DUTCHFORK BANCSHARES, INC.
                                        AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                                 2004              2003             2004               2003
                                            --------------     -------------    -------------    -------------
                                               (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
INTEREST INCOME:
     Loans receivable                       $      823,514     $    977,808     $   2,599,749    $   3,057,290
     Investments                                 1,119,175        1,067,875         3,522,041        2,404,248
     Mortgage-backed and related securities          8,890          848,947         1,132,799        2,307,459
     Other interest-earning assets                  83,912           91,474           287,830          228,341
                                            --------------    -------------     -------------    -------------
         Total interest income                   2,035,491        2,986,104         7,542,419        7,997,338
                                            --------------    -------------     -------------    -------------

INTEREST EXPENSE:
     Interest expense on deposit accounts          453,672          631,712         1,397,697        2,259,709
     Federal Home Loan Bank advances               507,325          501,750         1,568,923        1,516,716
     Other borrowings                                3,923               83            60,600              166
                                            --------------    -------------     -------------    -------------
     Total interest expense                        964,920        1,133,545         3,027,220        3,776,591
                                            --------------    -------------     -------------    -------------

NET INTEREST INCOME                              1,070,571        1,852,559         4,515,199        4,220,747
     Provision for loan losses                      21,437           30,000           206,437          170,000
                                            --------------    -------------     -------------    -------------
     Net interest income after
        provision for loan losses                1,049,134        1,822,559         4,308,762        4,050,747
                                            --------------    -------------     -------------    -------------
NONINTEREST INCOME:
     Gain (loss) on sale of securities, net         91,468          458,545           668,552        2,312,374
     Loan servicing fees                               528              746             1,632            3,504
     Bank service charges                          126,301          142,121           402,873          417,758
     Other                                          67,806          113,555           180,428          321,100
                                            --------------    -------------     -------------    -------------
         Total noninterest income                  286,103          714,967         1,253,485        3,054,736
                                            --------------    -------------     -------------    -------------

NONINTEREST EXPENSE:
     Compensation and benefits                     840,046          642,752         2,509,288        2,294,226
     Occupancy                                     105,407          108,443           312,962          336,145
     Furniture and equipment                        15,577           22,916            51,432           54,233
     Marketing                                       8,471           25,052            51,262           77,241
     Other                                       1,101,017          393,617         2,034,019        1,289,679
                                            --------------    -------------     -------------    -------------
         Total noninterest expense               2,070,518        1,192,780         4,958,963        4,051,524
                                            --------------    -------------     -------------    -------------

Income (loss) before income taxes                 (735,281)       1,344,746           603,284        3,053,959
Provision for income taxes                         (84,018)         286,024            75,128          543,215
                                            --------------    -------------     -------------    -------------
NET INCOME (LOSS)                           $     (651,263)   $   1,058,722     $     528,156    $   2,510,744
                                            ==============    =============     =============    =============

NET INCOME (LOSS) PER SHARE (BASIC)         $        (0.65)   $        1.07     $        0.53    $        2.43
                                            ==============    =============     =============    =============

NET INCOME (LOSS) PER SHARE (DILUTED)       $        (0.61)   $        1.01     $        0.50    $        2.30
                                            ==============    =============     =============    =============




                                   DUTCHFORK BANCSHARES, INC.
                                        AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS




                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                      2004             2003              2004             2003
                                                 --------------   --------------    --------------   --------------
                                                   (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)

Net income (loss)                               $   (651,263)    $   1,058,722      $    528,156     $  2,510,744

Other comprehensive income (loss), net of tax:
     Unrealized (losses) arising during
        the period, net of tax effect of
        $(99,404), $155,712, $670,333 and
        $1,305,750 for the three months ended
        months ended June 30, 2004 and
        2003 and the nine months ended June
        30, 2004 and 2003, respectively              397,615        (1,236,148)       (2,455,925)      (2,135,869)
                                                ------------     --------------     -------------    -------------


Comprehensive income (loss)                     $   (253,648)    $    (177,426)     $ (1,927,769)    $    374,875
                                                =============    ==============     =============    ============



                                   DUTCHFORK BANCSHARES, INC.
                                        AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       ACCUMULATED
                                              ADDITIONAL                 OTHER
                       NUMBER OF    COMMON     PAID-IN     RETAINED   COMPREHENSIVE  TREASURY    INCENTIVE             STOCKHOLDERS'
                        SHARES      STOCK      CAPITAL     EARNINGS   INCOME (LOSS)   STOCK        PLAN     ESOP LOAN     EQUITY
                     ------------ ---------- ----------  ----------- -------------  ----------- ---------- ---------- --------------
                                                                       (UNAUDITED)                                     (UNUAUDITED)

Balance at September
   30, 2003           1,084,768   $15,605   $15,022,479  $31,446,192 $(1,470,979) $(10,543,034) $(809,608) $(1,102,884) $32,557,771
Net income                                                   528,156                                                        528,156
Release of  6,240 ESOP
   shares                                       210,914                                                         40,320      251,234
Release of Incentive
   Plan shares            8,114                 (19,088)                                          152,462                   133,374
Purchase of treasury
   stock                 (1,860)                                                       (74,586)                             (74,586)
Change in net
   unrealized
   depreciation on
   investments
   available for sale
   (net of deferred and
   current income taxes
   of $670,333)                                                       (2,455,925)                                        (2,455,925)
                     ----------   -------   -----------  ----------- ------------ ------------- ---------  ------------ -----------
Balance at June
   30, 2004           1,091,022   $15,605   $15,214,305  $31,974,348 $(3,926,904) $(10,617,620) $(657,146) $(1,062,564) $30,940,024
                     ==========   =======   ===========  =========== ============ ============= ========== ============ ===========





                                   DUTCHFORK BANCSHARES, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                                     2004                2003
                                                                                --------------      --------------
                                                                                  (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                      $     528,156      $  2,510,744
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                                     209,123           234,401
     Provision for loan losses                                                        206,437              -
     Incentive plan shares issued                                                     152,462              -
     (Gain) loss on sales of investments and mortgage-
         backed securities                                                           (668,552)       (2,312,374)
     Net (gain) loss on sales on loans                                                263,244           (67,848)
     Increase (decrease) in deferred loan origination fees                               -              (20,202)
     Amortization of premiums (discounts) on investments,
        mortgage-backed securities and loans                                        1,164,945           360,724
     Decrease (increase) in accrued interest receivable                                11,506          (128,976)
     Decrease (increase) in prepaid and other assets                                  226,516        (5,410,552)
     Decrease (increase) in deferred tax asset                                        317,382           550,040
     Increase (decrease) in accrued interest payable                                 (114,642)         (215,040)
     Increase (decrease) in accounts payable and accrued
       expenses                                                                      (211,724)             -
     Increase (decrease) in other liabilities                                      (1,803,522)          629,709
     Origination of loans held for sale                                            (2,116,850)       (9,108,430)
     Proceeds from sales of trading securities                                          -            10,000,000
     Purchases of trading securities                                                    -           (10,000,000)
                                                                                  ------------      ------------
Net cash provided (used) by operating activities                                   (1,835,519)      (12,977,804)
                                                                                  ------------      ------------





                                   DUTCHFORK BANCSHARES, INC.
                                        AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                                     2004              2003
                                                                                ---------------   --------------
                                                                                  (UNAUDITED)       (UNAUDITED)
INVESTING ACTIVITIES
Principal payments on mortgage-backed securities                                    7,601,648        48,516,374
Purchases of available-for-sale securities                                        (45,613,657)     (210,618,909)
Purchases of investments held to maturity                                          (2,000,000)       24,000,000
Proceeds from sales of held to maturity securities                                  2,857,915             -
Proceeds from sales of available-for-sale securities                               57,019,868       142,219,035
Net (increase) decrease in loans receivable                                         7,440,013         2,920,636
Proceeds from sales of loans                                                        1,287,269         8,933,296
Purchases of premises, furniture and equipment                                        (24,222)          (43,732)
                                                                                 -------------     -------------
Net cash provided (used) by investing activities                                   28,568,834        15,926,700
                                                                                 -------------     -------------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                        (8,187,307)       (3,455,106)
Payments on Federal Home Loan Bank advances                                       (20,000,000)            -
Proceeds from other borrowings                                                     40,440,000             -
Repayments of other borrowings                                                    (39,645,000)            -
Release of ESOP shares                                                                 40,320             -
Repayment of ESOP loan                                                                   -               36,635
Purchase of treasury stock                                                            117,230        (2,737,699)
Unallocated incentive plan                                                               -              152,462
Increase (decrease) in advances from borrowers for
   taxes and insurance                                                                (28,681)          (10,453)
                                                                                 -------------     -------------
Net cash provided by financing activities                                         (27,263,438)       (6,014,161)
                                                                                 -------------     -------------
Net increase (decrease) in cash and cash equivalents                                 (530,123)       (3,065,265)
Cash and cash equivalents at beginning of year                                      2,653,640        21,130,629
                                                                                 -------------     -------------
Cash and cash equivalents at end of year                                         $  2,123,517      $ 18,065,364
                                                                                 =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
      Interest                                                                   $  4,023,790      $  6,322,261
      Taxes                                                                      $   (667,412)     $    690,994


                           DUTCHFORK BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
NOTE 1 - ORGANIZATION
         ------------

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

NOTE 3 - EARNINGS PER SHARE
         ------------------

         The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                 -------------------------------    -------------------------------
                                                      2004             2003              2004             2003
                                                 --------------   --------------    --------------   --------------
         Basic EPS computation:
            Numerator                             $ (651,263)      $ 1,058,722       $  528,156       $ 2,510,744
                                                  -----------      -----------       ----------       -----------

         Denominator                                 997,378           993,815          992,026         1,034,414
                                                  ----------       -----------       ----------       -----------

         Basic EPS                                $    (0.65)      $      1.07       $     0.53       $      2.43
                                                  ===========      ===========       ==========       ===========

         Diluted EPS computation:
            Numerator                             $ (651,263)      $ 1,058,722       $  528,156       $ 2,510,744
                                                  -----------      -----------       ----------       -----------
         Denominator:
            Common shares outstanding                997,378           993,815          992,026         1,034,414
         Dilutive securities:
            Stock options - treasury stock
               method                                 58,375            47,858           58,464            43,842
            Incentive plan - treasury stock
               method                                  9,342            11,487           11,780            12,347
                                                  -----------      ------------      -----------      ------------
                                                   1,065,095         1,053,160        1,062,270         1,090,063
                                                  -------------    ------------      -----------      ------------
                                                  $    (0.61)      $      1.01       $     0.50       $      2.30
                                                  ===========      ============      ===========      ============

         The average market price used in calculating the assumed number of shares issued for the three months and nine months ended June 30, 2004 and 2003 was $38.72 and $31.12, $38.80 and $28.95 per share, respectively.

NOTE 4 - AGREEMENT AND PLAN OF MERGER
         ----------------------------

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

NOTE 5 - RECLASSIFICATION OF HELD-TO-MATURITY SECURITIES
         -----------------------------------------------

         The Company sold $2,857,915 of mortgage-backed securities designated as held-to-maturity before maturity date. Due to this, the remaining mortgage-backed securities totaling $212,268 were reclassified as available-for-sale.

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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND SEPTEMBER 30, 2003:

         Total assets decreased by $32.2 million from $235.1 million at September 30, 2003 to $202.9 million at June 30, 2004. Assets declined due to the repayment of $20 million in Federal Home Loan Bank advances and an $8.2 million decrease in deposit accounts. The decrease is reflected in a $23.8 million decrease in investments and mortgage-backed securities along with a $7.0 million decrease in loans receivable. The decrease in loans receivable was due to a sale of a $3.1 million loan that the Company sold in order to more closely conform its loan portfolio with the loan portfolio of First Community Bank.

         At June 30, 2004, the Bank did not have any investments held for trading. Depending on market volatility and the elements of supply and demand certain investments are purchased with the expressed intent of selling them prior to their stated maturity and are placed in a trading account. Prevailing market conditions and risk exposure determine when this procedure is followed.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND SEPTEMBER 30, 2003 (CONTINUED):

         Loans receivable at June 30, 2004 and September 30, 2003 were as follows:


                                                                    MARCH 31,        SEPTEMBER 30,
                                                                      2004               2003
                                                                  ------------      --------------
         Commercial real estate                                   $ 8,038,954        $  10,966,123
         Commercial - other                                         7,713,581            8,719,151
         Real estate construction                                     821,000              811,000
         Residential mortgage - 1-4 family                         23,291,108           25,192,999
         Second mortgage loans, home equity
           loans and lines of credit                                5,470,830            5,671,360
         Multi-family                                                 757,227              812,001
         Consumer loans                                             5,995,786            7,064,593
                                                                  -----------         ------------
                                                                   52,088,486           59,237,227
                                                                  -----------         ------------

         Less:
              Allowance for loan losses                               477,589              400,892
              Loans in process                                        338,500              464,996
              Deferred loan origination fees, net                         235                  283
                                                                  -----------         ------------
                                                                      816,324              866,171
                                                                  -----------         ------------
         Loans receivable, net                                    $51,272,162         $ 58,371,056
                                                                  ===========         ============

         Loans receivable declined by $7,024,000 during the nine months ended June 30, 2004 due to loan pay-offs and the sale of a loan of $3.1 million as discussed earlier.

         Non-accrual loans totaled $80,271 at June 30, 2004 compared to $550,000 at September 30, 2003. When a loan becomes 90 days past due, it is converted to non-accrual status. The Bank had no loans past 90 days or more still accruing interest at June 30, 2004 and September 30, 2003. Loans receivable that were troubled debt restructurings totaled $423,595 at June 30, 2004 and $193,000 at September 30, 2003. Interest income that would have been recorded for the nine months ended June 30, 2004, had nonaccruing loans been current according to their original terms, amounted to approximately $45,886. The Bank included income on such loans of $29,092 in total interest income for the nine months ended June 30, 2004. There are no loans which are not discussed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Other assets at June 30, 2004 and September 30, 2003 include $5,496,000 and $5,340,000, respectively of cash surrender value of Bank-owned life insurance on directors, officers and employees.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND SEPTEMBER 30, 2003 (CONTINUED):

         At June 30, 2004, total equity was $30.9 million, after a $3.0 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. This compares with total equity at September 30, 2003 of $32.6 million, including a $1.5 million unrealized loss, net of taxes, on the investment and mortgage-backed securities portfolios classified as available-for-sale. During the nine months ended June 30, 2004, the market values of investments and mortgage-backed securities decreased by $3,126,000, and after the tax effect of $670,000, equity decreased by $2,456,0000 from this decrease in market values.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003:

Net Income (Loss)
-----------------

         There was a net (loss) of $651,000 for the three months ended June 30, 2004 compared to a profit of $1,059,000 for the same period in 2003. The decline was a result of a $773,000 decline in net interest income, after the provision for loan losses. In addition, non-interest income decreased by $429,000 primarily due to a decrease in the gain on sale of securities, while non-interest expense increased by $878,000, largely due to $429,000 in costs associated with the proposed merger, and a loss of $307,000 on the sale of a $3.1 million loan that the Company sold in order to more closely conform its loan portfolio with the loan portfolio of First Community Bank.

Net Interest Income
-------------------

         Net interest income increased from $1.9 million for the three months ended June 30, 2003 to $1.1 million for the same period in 2004. This was a result of a $951,000 decrease in total interest income and a $169,000 decline in total interest expense.

         Total interest income declined due to a $7.2 million decline in average interest earning assets, and a 175 basis point decrease in average yield. The decrease in the yield from 5.97% for the three months ended June 30, 2003 to 4.22% for the three months ended June 30, 2004 was primarily due to a decreased yield on mortgage-backed securities.

         Total interest expense decreased due to a $8.5 million decline in average interest-bearing liabilities, along with a 27 basis point decline in the average interest rate paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (CONTINUED):

Provision for Loan Losses
-------------------------

         The provision for loan losses for the three months ended June 30, 2004 and 2003 was $21,000 compared to $30,000 for the same period in 2003. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired. The changes in concentration of loans between June 30, 2004 and September 30, 2003 were relatively insignificant. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Company's control. While the Company maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed estimated losses.

         The table on page 23 presents an analysis on the Bank's allowance for loan losses.

Non-Interest Income
-------------------

         Non-interest income decreased by $429,000, primarily as a result of a decrease of $367,000 in gains on the sale of securities and a decrease in other income of $46,000 primarily due to a decrease in loan fees and gains on the sale of loans due to the lower volume of mortgage loans.

Non-Interest Expense
--------------------

         Non-interest expense increased by $877,000 due to $429,000 in expenses related to the merger with First Community Corporation and a loss of $307,000 on the sale of a $3.1 million loan that the Company sold in order to more closely conform its loan portfolio with the loan portfolio of First Community Bank.

Provision for Income Taxes
--------------------------

         Income taxes for the quarter ended June 30, 2004 were a benefit of $84,000 due to the loss for the quarter.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003:

Net Income
----------

         Net income for the nine months ended June 30, 2004 decreased by $2.0 million to $528,000 when compared to the same period for the prior year. Net interest income, after the provision for loan losses, increased by $758,000, and non-interest income decreased by $1.8 million. The decrease in non-interest income was primarily due to a $1.6 million decrease in gains on the sale of securities during the period ended June 30, 2004 and a $68,000 decrease in loan origination fees and a $40,000 decrease in gains on the sale of securities due to the significantly lower volume of mortgage loans closed.

Net Interest Income
-------------------

         Net interest income increased from $4.2 million for the nine months ended June 30, 2003 to $4.5 million for the same period in 2004. This was the result of a $749,000 decrease in total interest expense which was only partially offset by a $455,000 decrease in total interest income.

         Total interest income declined due to a 37 basis point decline in the average yield, which was partially offset by a $2.6 million increase in average interest-earning assets. Total interest expense declined due to a 54 basis point decrease in the average rate on interest-bearing liabilities.

Provision for Loan Losses
-------------------------

         The provision for loan losses for the nine months ended June 30, 2004 was $206,000, compared to $170,000 for the same period in 2003. The allowance was carefully evaluated and determined to be adequate at its current level based upon current market trends. The Bank evaluated individual larger loans (those in excess of $500,000) for impairment and determined that none of these loans were impaired.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (CONTINUED):


Non-Interest Income
-------------------

         Non-interest income decreased by $1.8 million, primarily as a result of a $1.6 million decrease in gains on the sale of securities and a decrease in loan origination fees and the gain on the sale of loans of $113,000, due to the lower volume of mortgage loans originated. Securities in the period ended June 30, 2003 were sold as part of a restructuring plan designed to protect the Bank from potential volatility due to the Iraq war.

Non-Interest Expense
--------------------

         Non-interest expense increased from $4.1 million for the nine months ended June 30, 2003 to $5.0 million for the nine months ended June 30, 2004. The increase was primarily due to $429,000 in costs associated with the proposed merger, and a loss of $307,000 on the sale of a $3.1 million loan that the Company sold in order to more closely conform its loan portfolio with the loan portfolio of First Community Bank.

Provision for Income Taxes
--------------------------

         Income tax decreased by $468,000 from the $543,000 for the nine months ended June 30, 2003. The decrease was due to a decline in income before taxes and an overall lower effective rate on the lower income due to the impact of the dividend exclusion on preferred stocks.

Liquidity and Capital Resources
-------------------------------

         Management believes that the Company's liquidity remains adequate to meet operating, investment and loan funding requirements. Cash and cash equivalents, along with investments and mortgage-backed securities available for sale, represented 69.1% of assets at June 30, 2004.

         Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short-and intermediate-term U.S. Government and agency obligations and mortgage-backed securities. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Atlanta.

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

         The Bank is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At June 30, 2004, the Bank was in compliance with all applicable capital requirements.

         The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                  TO BE WELL
                                                                                                  CAPITALIZED
                                                                            MINIMUM               FOR PROMPT
                                                                          FOR CAPITAL             CORRECTIVE
                                                                           ADEQUACY                 ACTION
                                                  ACTUAL                   PURPOSES               PROVISIONS
                                            --------------------      ------------------      ------------------
                                            RATIO        AMOUNT       RATIO       AMOUNT      RATIO       AMOUNT
                                            -----       --------      -----       ------      -----       ------
                                                                    (dollars in thousands)
June 30, 2004:
  Tangible capital                         16.14%       $ 33,694      2.00%     $  4,176        N/A          N/A
  Core capital                             16.14%       $ 33,694      4.00%     $  8,351      5.00%     $ 10,439
  Risk-based capital                       20.67%       $ 33,976      8.00%     $ 13,148     10.00%     $ 16,436



                                   DUTCHFORK BANCSHARES, INC.
                       YIELDS ON AVERAGE INTEREST EARNING ASSETS AND RATES
                             ON AVERAGE INTEREST BEARING LIABILITIES
                                         (IN THOUSANDS)


                                            THREE MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                      2004                                   2003
                                          AVERAGE                YIELD/          AVERAGE                YIELD/
                                          BALANCE   INTEREST      RATE           BALANCE   INTEREST      RATE
                                          -------   --------      ----           -------   --------      ----
Interest earning assets:
     Loans receivable (1)               $  53,257   $    824       6.19%       $  59,266    $   978       6.60%
     Interest-bearing deposits (2)          2,363          2       0.34%             376          8       8.51%
     Investment securities (3)            100,397      1,111       4.43%          91,344      1,043       4.57%
     Mortgage-backed securities            30,209          9       0.12%          39,899        848       8.50%
     Federal funds sold                     3,673          8       0.87%           9,058         25       1.10%
     Other                                  2,867         81      11.30%             -           84         -
                                        ---------   --------     -------       ---------    --------     -----
Total interest earning assets             192,766      2,035       4.22%         199,943      2,986       5.97%
Non-interest earning assets                12,779                                 15,703
                                        ---------                              ---------
Total assets                            $ 205,545                              $ 215,646
                                        =========                              =========

Interest bearing liabilities:
     Deposit accounts                     139,250        454        1.30%        148,572        632       1.70%
     Federal Home Loan Bank
        advances                           35,000        507        5.79%         35,000        501       5.73%
     Other borrowings                         802          3        1.50%            -           -          -
                                        ---------   --------     -------       ---------    --------     -----
Total interest bearing liabilities        175,052        964        2.20%        183,572      1,133       2.47%
Non-interest bearing liabilities               68                                  6,207
                                        ---------                              ---------
     Total liabilities                    175,120                                189,779
Total equity                               30,425                                 25,867
                                        ---------                              ---------
     Total liabilities and equity       $ 205,545                              $ 215,646
                                        =========                              =========

Net interest spread (4)                             $  1,071        2.02%                   $ 1,853       3.50%
Net interest margin as a percentage
   of interest-earning assets (5)                                   2.22%                                 3.71%

----------------------------
(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonaccrual loans.
(2) Includes mortgage-backed securities available-for-sale and held-to-maturity.
(3) Includes investment securities available-for-sale and held-to-maturity.
(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.




                                   DUTCHFORK BANCSHARES, INC.
                       YIELDS ON AVERAGE INTEREST EARNING ASSETS AND RATES
                             ON AVERAGE INTEREST BEARING LIABILITIES
                                         (IN THOUSANDS)


                                             NINE MONTHS ENDED JUNE 30,             NINE MONTHS ENDED JUNE 30,
                                                      2004                                    2003
                                          AVERAGE                YIELD/          AVERAGE                YIELD/
                                          BALANCE   INTEREST      RATE           BALANCE   INTEREST      RATE
                                          -------   --------      ----           -------   --------      ----
Interest earning assets:
     Loans receivable (1)               $  55,742   $  2,600       6.22%       $  59,805    $ 3,057       6.82%
     Interest-bearing deposits (2)          2,490         37       1.98%           1,318         17       1.72%
     Investment securities (3)            106,662      3,510       4.39%          78,468      2,289       3.89%
     Mortgage-backed securities            34,506      1,133       4.38%          50,045      2,307       6.15%
     Federal funds sold                     1,751         12       0.91%          12,019        115       1.28%
     Other                                  3,109        250      10.72%             -          212         -
                                        ---------   --------   ---------       ---------    -------      ------
Total interest earning assets             204,260      7,542       4.92%         201,655      7,997       5.29%
Non-interest earning assets                14,530                                 17,783
                                        ---------                              ---------
Total assets                            $ 218,790                              $ 219,438
                                        =========                              =========

Interest bearing liabilities:
     Deposit accounts                     141,080      1,398       1.32%         151,129      2,260       1.99%
     Federal Home Loan Bank
        advances                           39,659      1,569       5.27%          35,000      1,516       5.78%
     Other borrowings                       5,707         60       1.40%            -            -          -
                                        ---------   --------   ---------       ---------    -------      ------
Total interest bearing liabilities        186,446      3,027       2.16%         186,129      3,776       2.70%
Non-interest bearing liabilities              885                                  4,117
                                        ---------                              ---------
     Total liabilities                    187,331                                190,246
Total equity                               31,459                                 29,192
                                        ---------                              ---------
     Total liabilities and equity       $ 218,790                              $ 219,438
                                        =========                              =========

Net interest spread (4)                             $  4,515       2.76%                    $ 4,221       2.58%
Net interest margin as a percentage
   of interest-earning assets (5)                                  2.95%                                  2.79%


------------------------------
(1)  Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonaccrual loans.
(2)  Includes mortgage-backed securities available-for-sale and held-to-maturity.
(3)  Includes investment securities available-for-sale and held-to-maturity.
(4)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)  Net interest margin represents net interest income as a percentage of average interest-earning assets.




                                   DUTCHFORK BANCSHARES, INC.
                              ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                       THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                                       ----------------------------      ---------------------------
                                                          2004              2003              2004          2003
                                                       ----------       -----------      -----------     -----------
Allowance for loan losses, beginning of period         $ 395,496         $ 456,288        $ 400,892       $ 424,322

Charged-off loans:
     One- to four-family real estate
     Multi-family
     Commercial real estate
     Construction
     Land
     Commercial                                                                             141,242          41,222
     Consumer                                             48,784           164,702          122,804         260,483
                                                       ---------         ---------        ---------       ---------
         Total charged-off loans                          48,784           164,702          264,046         301,705
                                                       ---------         ---------        ---------       ---------

Recoveries on loans previously charged off:
     One- to four-family real estate
     Multi-family
     Commercial real estate
     Construction
     Land
     Commercial                                           97,825                             97,825
     Consumer                                             11,615            72,231           36,481         101,200
                                                       ---------         ---------        ---------       ---------
         Total recoveries                                109,440            72,231          134,306         101,200
                                                       ---------         ---------        ---------       ---------

Net loans charged-off (recovered)                        (60,656)           92,471          129,740         200,505
                                                       ----------        ---------        ---------       ---------
Provision for loan losses                                 21,437            30,000          206,437         170,000
                                                       ---------         ---------        ---------       ---------

Allowance for loan losses, end of period               $ 477,589         $ 393,817        $ 477,589       $ 393,817
                                                       =========         =========        =========       =========

Net loans charged-off to average interest-earning
   loans                                                  (0.11%)            0.16%            0.23%           0.34%

Allowance for loan losses to total loans                   0.92%             0.65%            0.92%           0.65%

Allowance for loan losses to nonperforming loans
   and troubled debt restructurings                       94.78%            66.19%           94.78%          66.19%

Net loans charged-off to allowance for loan losses       (12.70%)           23.48%           27.17%          50.91%

Recoveries to charge-offs                                224.34%            43.86%           50.86%          33.54%


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls  and procedures. The Company maintains
     ----------------------------------------------------
     controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were effective.

(b)  Changes  in  internal controls. The Company made no significant changes  in
     ------------------------------
     its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and the chief financial officer.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party or which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                                           (d)
                                                                                                   Maximum number (or
                               (a)                 (b)                      (c)                   approximate dollar value
                         Total number of     Average price    Total number of shares (or units)   of shares (or units) that
                        shares (or units)    paid per share   purchased as part of publicly         may yet be purchased
                           purchased           (or unit)      announced plans or programs        under the plans or programs
                           -------------       ---------      ---------------------------        ---------------------------
Period
------
Apr 1,2004
 through Apr 30,
  2004                         ---                ---                     ---                               ---

May 1,2004
 through May 31,
 2004                          ---                ---                     ---                               ---

Jun 1,2004
 through Jun
 30, 2004                      ---                ---                     ---                               ---

Total                          ---                ---                     ---                               ---


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
             3.1     Certificate of incorporation of DutchFork Bancshares, Inc.(1)
             3.2     Bylaws of DutchFork Bancshares, Inc. (1)
             4.0     Specimen Stock Certificate of DutchFork Bancshares, Inc. (1)
             10.1    Newberry Federal Savings Bank Employment Agreement with J. Thomas Johnson (2)
             10.2    Newberry Federal Savings Bank Employment Agreement with Steve P. Sligh (2)
             10.3    DutchFork Bancshares, Inc. Employment Agreement with J. Thomas Johnson (2)
             10.4    DutchFork Bancshares, Inc. Employment Agreement with Steve P. Sligh (2)
             10.5    Newberry Federal Savings Bank Employee Severance Compensation Plan (2)
             10.6    Adoption Agreement for Employees' Savings & Profit Sharing Plan & Trust (1)
             10.7    DutchFork Bancshares, Inc. 2001 Stock-Based Incentive Plan (3)
             10.8    Newberry Federal Savings Bank Director Deferred Compensation Plan (4)
             31.1    Rule 13a-14(a)/15d-14(a) Certification (President and Chief Executive Officer)
             31.2    Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
             32.0    Section 1350 Certifications

      (b) Reports on Form 8-K

          The Company furnished a Current Report on Form 8-K on May 10, 2004 announcing its financial results for the quarter ended March 31, 2004.

          The Company filed a Current Report on Form 8-K on April 14, 2004 announcing that it entered into an Agreement and Plan of Merger with First Community Corporation.










        --------------------------
        (1)    Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on March 8, 2000, Registration No. 333-31986.
        (2)    Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB for the
               fiscal year ended September 30, 2000.
        (3)    Incorporated herein by reference from the Definitive Proxy Statement for the 2001 Annual Meeting of
               Stockholders.
        (4)    Incorporated herein by reference from the Exhibits to Form S-8 Registration Statement, filed on
               August 23, 2001, Registration No. 333-68214.

         SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         DUTCHFORK BANCSHARES, INC.
         --------------------------
                (Registrant)



         Date: August 13, 2004

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